Form 10-Q
period 1995-09-30
AUDIO KING CORP
filed 1995-11-13
CIK 814611

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-Q




[X] Quarterly Report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to .

       Commission File Number 0-16154


                             AUDIO KING CORPORATION
             (Exact name of registrant as specified in its charter)


         Minnesota                                              41-1565405
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                                   Number)

                             3501 South Highway 100
                          Minneapolis, Minnesota 55416
                    (Address of principal executive office)

                                 (612) 920-0505
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

              Class                             Outstanding at November 6, 1995

     Common Stock, $.001 par value                           2,721,729

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements


                     AUDIO KING CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                  (Unaudited)

                                                       September 30, 1995            June 30, 1995
                                                       ------------------            -------------
CURRENT ASSETS:
         Cash and cash equivalents                     $     39,414                  $     28,629
         Vendor and other accounts receivable,
          net of allowance of $184,546 and $105,472       3,552,086                     2,953,338
         Inventories                                      8,790,037                     8,398,227
         Prepaid  income taxes and other                    700,064                       422,525

         Total current assets                            13,081,601                    11,802,719

PROPERTY AND EQUIPMENT, at cost:

         Furniture, fixtures, and equipment               2,999,997                     2,948,868
         Leasehold improvements                           3,628,148                     3,515,677
         Building and equipment under capital leases      1,267,413                     1,195,486
         Construction work in progress                      491,720                         --
         Accumulated depreciation and amortization       (2,621,681)                   (2,335,410)

         Net  property and equipment                      5,765,597                     5,324,621

OTHER ASSETS, principally goodwill                        1,299,429                     1,270,271


                                                       $ 20,146,627                  $ 18,397,611




     See accompanying notes to condensed consolidated financial statements.

                     AUDIO KING CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                                  (Unaudited)



                                                                 September 30, 1995          June 30, 1995
                                                                 ------------------          -------------
CURRENT LIABILITIES:
         Vendor and other accounts payable                        $ 5,609,034                $ 3,999,408
         Checks issued not yet presented for payment                  950,456                    172,338
         Current portion of long-term obligations                      78,661                    102,223
         Accrued liabilities                                        1,331,753                    894,213
         Income taxes payable                                          17,879                     22,690
         Deferred revenue related to extended service
           program                                                     24,804                     24,804

         Total current liabilities                                  8,012,587                  5,215,676

LONG-TERM OBLIGATIONS, less current portions                        5,123,712                  6,201,105

LONG-TERM LIABILITIES,
         primarily deferred lease incentives                          285,292                    270,111

SHAREHOLDERS' INVESTMENT:

         Preferred stock, 6,000,000 shares authorized;
             no shares issued and outstanding                            --                         --
         Common stock, $.001 par, 20,000,000 shares authorized;
            2,721,729 and 2,713,329 issued and outstanding              2,722                      2,713
         Additional paid-in capital                                 4,450,413                  4,440,720
         Retained earnings                                          2,271,901                  2,267,286

         Total shareholders' investment                             6,725,036                  6,710,719

                                                                  $20,146,627                $18,397,611


     See accompanying notes to condensed consolidated financial statements.

                     AUDIO KING CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)


                                                        1995           1994


NET SALES                                            $15,335,691   $12,342,446

COST OF MERCHANDISE SOLD                               9,646,684     7,698,185

       Gross profit                                    5,689,007     4,644,261

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                              5,578,769     4,405,149

       Operating income                                  110,238       239,112

INTEREST EXPENSE, net                                    102,323        58,165

       Income before income taxes                          7,915       180,947

INCOME TAX PROVISION                                       3,300        76,000

NET INCOME                                           $     4,615   $   104,947

NET INCOME PER SHARE                                 $       .00   $       .04

          Weighted average shares of common and
            common stock  equivalent  shares
            outstanding for the three months ended
            September 30, 1995 and 1994                2,864,948     2,830,239


     See accompanying notes to condensed consolidated financial statements.

                     AUDIO KING CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)


OPERATING ACTIVITIES:                                               1995          1994
                                                                 -----------    -----------
         Net income                                              $     4,615    $   104,947
         Adjustments required to reconcile net income
            to net cash provided by operating activities:
                Depreciation and amortization                        219,956        170,655
                Changes in other operating items:
                Vendor and other accounts receivable                (570,965)       142,798
                Inventories                                         (391,810)      (517,146)
                Prepaid income taxes and other                      (328,000)        14,990
                Checks issued not yet presented for payment          778,118        666,611
                Vendor and other accounts payable                  1,609,624        764,634
                Income taxes payable                                  11,423         76,006
                Accrued liabilities                                  437,540       (112,473)
                Deferred lease incentives                             20,181         13,480
                Other including deposits on construction            (536,789)       (11,528)
                Net cash provided by operating activities          1,253,893      1,312,974

INVESTING ACTIVITIES:

        Purchases of property and equipment                         (240,866)       (83,559)

FINANCING ACTIVITIES:

         Net repayments under line-of-credit agreement            (1,175,000)    (1,225,000)
         Net borrowings (repayments)
              under capital lease obligations                        156,614        (14,750)
         Sale of common stock and exercise of stock options           16,144           --

         Net cash used for financing activities                   (1,002,242)    (1,239,750)

NET  INCREASE (DECREASE)  IN CASH                                     10,785        (10,335)
CASH, beginning of period                                             28,629         17,224
CASH, end of period                                              $    39,414    $     6,889

Additional supplementary cash flow information is as follows:
         Interest paid                                           $   102,000    $    58,000
         Income taxes paid, net of refunds received                  110,000         68,000

     See accompanying notes to condensed consolidated financial statements.

                     AUDIO KING CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)    Nature of Business

The condensed consolidated financial statements have been prepared by Aud io King Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended June 30, 1995 and the related notes thereto included in the Company's latest Annual Report on Form 10-K.

Operating results for the interim periods may not be necessarily indicative of the operating results to be expected for the full fiscal year, since the Company's business is seasonal with higher net sales occurring in the fourth calendar quarter.


(2)    Earnings Per Share

Earnings per common and common stock equivalent share are calculated by dividing net earnings applicable to common stock by the weighted average of common and common stock equivalent shares outstanding, computed using the treasury stock method.


(3)    Accounting Pronouncement

Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company expects to adopt Statement No. 123 in fiscal 1996. While the Company is still evaluating
Statement No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. If the Company make this election, this statement will have no impact on the Company's results of operations or financial position because the Company's plans are fixed stock option plans which have no intrinsic value at the grant date under APB No. 25.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the three-month period ended September 30, 1995 were approximately $15,336,000, an increase of 24.3% from net sales of approximately $12,342,000 for the same period in the prior year. Management believes the sales increase was a result of the addition of the Cedar Rapids store which opened in May 1995 and its promoting specialist retail strategy, which utilizes increased advertising, product assortment, larger stores to increase store traffic, extended consumer credit offers, and trained salespeople to produce increased sales.

Net sales for the three months ended September 30 historically have represented the weakest sales quarter of the year. The second quarter which ends December 31 is the strongest quarter, due to the high demand associated with the holiday season. Seasonality is a factor in the Company's results of operations.

Gross profit for the three-month period increased 22.5% to approximately $5,689,000 from approximately $4,644,000 for the corresponding period of the prior year. Gross profit, as a percent of net sales, was 37.1% for the three-month period ended September 30, 1995 compared to 37.6% for the corresponding period of the prior year. The decrease in gross margin percentage was due to a growth as a percent of total sales in video products, which typically carry a lower gross margin.

Selling, general, and administrative expenses increased as a percent of net sales to 36.4% for the quarter ended September 30, 1995 from 35.7% for the comparable three-month period of the preceding year. Selling, general, and administrative expenses for the three-month period ended September 30, 1995 increased approximately $1,174,000 or 26.6%, over the comparable prior period. The increases for the three-month period are due primarily to increased sales commissions, benefits, and salaries of approximately $596,000, increased consumer financing and promotional expense of approximately $254,000, increased occupancy, insurance and depreciation costs of approximately $188,000, increased various training and administrative expenses of $85,000 and increased freight and delivery expense of $30,000.

Interest expense for the three-month period ended September 30, 1995 was approximately $102,000 compared to approximately $58,000 for the corresponding period in 1994. The higher interest expense was a result of higher borrowing levels and higher interest rates.

The Company used an effective income tax rate of 42.0% for the purpose of recording the income tax provision for the three months ended September 30, 1995 and for the three months ended September 30, 1994.

The Company earned net income per share of $.00 for the three-month period ended September 30, 1995 as compared to a net income per share of $.04 for the corresponding period in 1994.

Financial Condition

During the three-month period ended September 30, 1995, cash of approximately $1,254,000 was provided by operations compared to approximately $1,313,000 provided by operations in the comparable period the prior year. Capital expenditures for the three months totaled approximately $241,000, principally for leasehold improvements and the purchase of furniture and fixtures and other equipment. The Company has total expenditures of approximately $2,000,000 planned for fiscal 1996, primarily for the relocation of one store and expansion of one other store.

Working capital at September 30, 1995 was $5,069,000 as compared to $6,587,000 at June 30, 1995. The current ratio was 1.6 to 1 as of September 30, 1995 and
2.3 to 1 as of June 30, 1995. The decrease in working capital was attributable primarily to an increase in vendor and other payables due to the expenses related to the relocation of the Edina store and increased inventories needed for the Edina store relocation.

Inventories increased to $8,790,000 at September 30, 1995 from $8,398,000 at June 30, 1995 in order to support overall increased sales and the display requirements and inventory necessary for the relocation of the Edina store. Concurrently, vendor and other payables also increased as a result of the costs of purchasing such inventory, as well as the increased advertising.

The Company expects that cash generated from operations and increased borrowings under its bank line of credit will be sufficient to fund its anticipated working capital requirements and expected capital expenditures. The Company also had $950,000 of checks issued not yet presented for payment on September 30, 1995.

The Company maintains one credit facility that is a working capital line of credit which provides for up to $11,000,000 from October 1 of any one year through February 15 of the succeeding year at which time available borrowings are reduced to $8,000,000. The credit facility bears interest at the bank's reference rate or at the adjusted certificate of deposit rate plus 2%, at the Company's option.

The borrowings under this agreement are collateralized by inventories, accounts receivable, and fixed assets. The Company is in compliance with all of its line of credit agreement covenants.

                          PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K:

             (a)   Exhibit No.             Description

                   27                      Financial Data Schedule
                                           (filed with electronic version only)

             (b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.






                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 November 9, 1995                        AUDIO KING CORPORATION


                                         By:   /s/  H.G. Thorne
                                               H.G. Thorne
                                         President, Chief Executive Officer,
                                         and Chief Financial Officer (principal
                                         executive officer and principal
                                         financial and accounting officer)