Form 10-Q
period 1995-12-31
AUDIO KING CORP
filed 1996-02-13
CIK 814611

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




[X] Quarterly Report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.


                  Class                        Outstanding at February 12, 1996

     Common Stock, $.001 par value                           2,772,223

                         PART I - FINANCIAL INFORMATION




Item 1.    Financial Statements


                     AUDIO KING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (Unaudited)

                                                                     December 31, 1995  June 30, 1995
                                                                        ------------    ------------
CURRENT ASSETS:

Cash and cash equivalents                                               $     20,248    $     28,629
Vendor and other accounts receivable,
  net of allowance of $156,211 and $105,472                                5,536,681       2,953,338
Inventories                                                               10,601,235       8,398,227
Prepaid  income taxes and other                                              552,548         422,525
                                                                        ------------    ------------


      Total current assets                                                16,710,712      11,802,719
                                                                        ------------    ------------

PROPERTY AND EQUIPMENT, at cost:

Furniture, fixtures, and equipment                                         3,412,601       2,948,868
Leasehold improvements                                                     4,613,741       3,515,677
Building and equipment under capital leases                                1,262,163       1,195,486
Construction work in progress                                                214,174            --
Accumulated depreciation and amortization                                 (2,993,855)     (2,335,410)
                                                                        ------------    ------------

      Net  property and equipment                                          6,508,824       5,324,621
                                                                        ------------    ------------


OTHER ASSETS, principally goodwill                                         1,255,545       1,270,271
                                                                        ------------    ------------


                                                                        $ 24,475,081    $ 18,397,611
                                                                        ============    ============



     See accompanying notes to condensed consolidated financial statements.

                     AUDIO KING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                                   (Unaudited)



                                                     December 31, 1995  June 30, 1995
                                                        -----------      -----------
CURRENT LIABILITIES:
Vendor and other accounts payable                        $ 5,660,146   $ 3,999,408
Checks issued not yet presented for payment                  599,391       172,338
Current portion of long-term obligations                      52,001       102,223
Accrued liabilities                                        1,570,852       894,213
Income taxes payable                                         118,738        22,690
Deferred revenue related to extended service
   program                                                    24,804        24,804

     Total current liabilities                             8,025,932     5,215,676
                                                         -----------   -----------

LONG-TERM OBLIGATIONS, less current portions               8,832,415     6,201,105

LONG-TERM LIABILITIES,
   primarily deferred lease incentives                       446,670       270,111
                                                         -----------   -----------

SHAREHOLDERS' INVESTMENT:

Preferred stock, 6,000,000 shares authorized;
   no shares issued and outstanding                             --            --
Common stock, $.001 par, 20,000,000 shares authorized;
   2,721,729 and 2,713,329 issued and outstanding              2,721         2,713
Additional paid-in capital                                 4,452,664     4,440,720
Retained earnings                                          2,714,679     2,267,286
                                                         -----------   -----------

     Total shareholders' investment                        7,170,064     6,710,719
                                                         -----------   -----------

                                                         $24,475,081   $18,397,611
                                                         ===========   ===========



     See accompanying notes to condensed consolidated financial statements.

                     AUDIO KING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended December 31,       Six Months  Ended December  31,
                                                      1995             1994              1995              1994
                                                    ---------         ---------         --------          ---------


NET SALES                                         $ 19,660,671      $ 17,503,738     $ 34,996,362      $ 29,846,184
COST OF MERCHANDISE SOLD                            12,138,661        11,470,792       21,785,345        19,168,977
                                                    ----------        ----------       ----------        ----------

       Gross Profit                                  7,522,010         6,032,946       13,211,017        10,677,207

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                            6,621,526         5,104,650       12,200,295         9,509,799
                                                     ---------         ---------       ----------         ---------

       Operating Income                                900,484           928,296        1,010,722         1,167,408

INTEREST EXPENSE, net                                  137,012            68,063          239,335           126,228

       Income before income taxes                      763,472           860,233          771,387         1,041,180

 INCOME TAX PROVISION                                  320,700           361,000          324,000           437,000

NET INCOME                                          $  442,772        $  499,233       $  447,387        $  604,180
                                                       =======           =======          =======           =======

NET INCOME PER SHARE                                $      .16        $      .18       $      .16        $      .21
                                                      ========           =======          =======          ========

Weighted average  shares of common
  stock  outstanding  for three and
  six months ended December 31, 1995
  and 1994                                           2,779,678         2,823,113        2,770,649         2,826,676
                                                       =======           =======          =======           =======






      See accompanying notes to condensed consolidated financial statements

                     AUDIO KING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)


OPERATING ACTIVITIES:                                                1995           1994
                                                                    ------         ------
Net income                                                      $   447,387    $   604,180
Adjustments required to reconcile net income
  to net cash provided or (used) by  operating activities:
    Depreciation and amortization                                   654,130        385,065
    Changes in other operating items:
    Vendor and other accounts receivable                         (2,583,343)    (1,257,434)
    Inventories                                                  (2,203,008)    (1,496,666)
    Prepaid income taxes and other                                 (130,012)        36,319
    Checks issued not yet presented for payment                     376,831        725,336
    Vendor and other accounts payable                             1,660,738      1,911,334
    Income taxes payable                                             96,048        312,011
    Accrued liabilities                                             676,639        261,949
    Deferred lease incentives                                       176,559         31,959
    Other                                                            (4,814)       (13,727)
                                                                -----------    -----------
    Net cash provided by or
      (used for) operating activities                              (832,845)     1,420,522
                                                                -----------    -----------

INVESTING ACTIVITIES:
Purchases of property and equipment                              (1,604,629)      (160,764)
Deposits on construction work in progress                          (214,174)       (93,931)
                                                                -----------    -----------
    Net cash used for investing activities                       (1,818,803)      (254,695)
                                                                -----------    -----------

FINANCING ACTIVITIES:

Net borrowings (repayments)
   under line-of-credit agreement                                 2,575,000     (1,175,000)
Net borrowings (repayments)
   under capital lease obligations                                   56,310        (29,544)
Sale of common stock                                                 11,957         53,293
                                                                -----------    -----------
   Net cash provided by (used for) financing activities           2,643,267     (1,151,251)
                                                                -----------    -----------

NET  INCREASE (DECREASE)  IN CASH                                    (8,381)        14,576
CASH, beginning of period                                            28,629         17,224
                                                                -----------    -----------
CASH, end of period                                             $    20,248    $    31,800
                                                                ===========    ===========

Additional supplementary cash flow information is as follows:
   Interest paid                                                $   239,000    $   126,000
   Income taxes paid, net of refunds received                       120,000        300,000
                                                                ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                     AUDIO KING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)    Nature of Business

       The condensed consolidated financial statements have been prepared by Audio King Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended June 30, 1995 and the related notes thereto included in the Company's latest Annual Report on Form 10-K.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the three-month period ended December 31, 1995 were approximately $19,661,000, an increase of 12.3% from net sales of approximately $17,504,000 for the same period in the prior year. Net sales for the six-month period ended December 31, 1995 were approximately $34,996,000, an increase of 17.3% from net sales of approximately $29,846,000 for the same period in the prior year. Management believes the sales increase was a result of its promoting specialist retail strategy, which utilizes increased advertising, product assortment and larger stores to increase store traffic, as well as extended consumer credit offers and trained salespeople to produce increased sales. Management also believes that the increase was largely due to an increased volume of goods sold rather than increases in price.

Net sales for the three months ended December 31 historically has represented the strongest sales quarter of the year. The weakest demand sales quarter has historically been the first quarter which ends September 30. Seasonality is a factor in the Company's results of operations.

Gross profit for the three-month period ended December 31, 1995 increased 24.7% to approximately $7,522,000 from approximately $6,033,000 for the corresponding period of the prior year. Gross profit, as a percent of net sales, was 38.3% for the three-month period ended December 31, 1995 compared to 34.5% for the corresponding period of the prior year. For the six-month period ended December 31, 1995, gross profit increased 23.7% to approximately $13,211,000 from approximately $10,677,000 for the corresponding period of the prior year. As a percent of net sales for the six-month period ended December 31, 1995, gross profit was 37.7% compared to 35.8% for the corresponding period of the prior year. The increase in gross margin percentage was due to growth as a percent of total sales in accessories and home audio components which typically carry a higher gross margin .

Selling, general, and administrative expenses increased as a percent of net sales to 33.7% for the quarter ended December 31, 1995 from 29.2% for the comparable three-month period of the preceding year. The increase in selling, general, and administrative expenses is a result of certain costs, such as rent and certain salaries, relating to revenue increasing faster than and disproportionately to, sales. Selling, general, and administrative expenses for the three-month period ended December 31, 1995 increased approximately $1,517,000 or 29.7%, over the comparable prior period. The increases for the three-month period are due primarily to increased sales commissions, benefits, salaries and contract labor of approximately $687,000, increased consumer financing and promotional expense of approximately $178,000 and increased occupancy, insurance and depreciation costs of approximately $501,000, including a one-time charge of $192,000 for the write off of leasehold improvements related to the Edina store relocation.

For the six months ended December 31, 1995, selling, general, and administrative expenses increased as a percent of net sales to 34.9% from 31.9% for the comparable six-month period of the preceding year. As in the three-month period ended December 31, 1995, the increase in selling, general, and administrative expenses in the six-month period ended December 31, 1995 is a result of certain costs, such as rent and certain salaries, relating to revenue increasing faster than and disproportionately to, sales. Selling, general, and administrative expenses for the six-month period ended December 31, 1995 increased approximately $2,690,000 or 28.3%, over the comparable prior period. The increases for the six-month period are due primarily to increased sales commissions, benefits, salaries and contract labor of approximately $1,283,000, increased consumer financing and promotional expense of approximately $432,000 and increased occupancy, insurance and depreciation costs of approximately $689,000, including a one-time charge of $192,000 for the write off of leasehold improvements related to the Edina store relocation.

Interest expense for the three-month period ended December 31, 1995 was approximately $137,000 compared to approximately $68,000 for the corresponding period in 1994. Interest expense for the six-month period ended December 31, 1995 was approximately $239,000 compared to approximately $126,000 for the corresponding period in 1995. The higher interest expense was a result of higher borrowing levels.

The Company earned net income per share of $.16 for the three-month period ended December 31, 1995 as compared to net income per share of $.18 for the corresponding period in 1994.

Financial Condition

During the six-month period ended December 31, 1995, cash of approximately $864,000 was used for operations compared to approximately $1,421,000 provided by operating activities in the comparable period the prior year. The cash was used primarily for increased inventories necessary for overall sales increases and the display requirements of the relocated Edina store and expanded Roseville store along with a one time $192,000 charge for the write off of leasehold improvements related to the relocation of the Edina store. Capital expenditures for the six months totaled approximately $1,686,000, principally for the purchase of leasehold improvements, furniture and fixtures, and other equipment. The Company has total capital expenditures of approximately $750,000 planned for the remainder of fiscal 1996, primarily for the completion of the remodeling of the Roseville store.

Working capital at December 31, 1995 was $8,685,000 as compared to $6,587,000 at June 30, 1995. The current ratio was 2.1 to 1 as of December 31, 1995 and 2.3 to 1 as of June 30, 1995. The increase in working capital was attributable to increased inventories related to the store expansions and to increased receivables related to holiday consumer financing offered by third parties.

Inventories increased to $10,601,000 at December 31, 1995 from $8,398,000 at June 30, 1995 in order to support overall increased sales and the display requirements of the relocated Edina store and the remodeled Roseville store.

The Company expects that cash generated from operations and increased borrowings under its bank line of credit will be sufficient to fund its anticipated working capital requirements and expected capital expenditures.

The Company maintains a working capital line of credit which provides for up to $11,000,000 from October 1 of any one year through February 15 of the succeeding year at which time available borrowings are reduced to $8,000,000. The credit facility bears interest at the bank's reference rate or at the adjusted certificate of deposit rate plus 2%, at the Company's option.

The borrowings under this agreement are collateralized by inventories, accounts receivable, and fixed assets. The Company is in compliance with all of its line of credit agreement covenants.

                          PART II - OTHER INFORMATION


Item 4. Submission of Matters to a vote of Security Holders

     (a)  The Company held its Annual Meeting on November 15, 1995.

     (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed on the proxy statement, and all of such nominees were elected.

     (c) By a vote of 2,342,629 share in favor, with 4,000 shares against and 4,308 abstaining, the shareholders set the number of directors to be elected at five (5).

     (d) The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders by the votes indicated:

          Nominee                  Number of Votes For  Number of Votes Withheld

          Randel S. Carlock              2,343,509                7,428
          Henry G. Thorne                2,347,009                3,928
          Sherman A. Swenson             2,346,909                4,028
          Barry R. Rubin                 2,346,009                4,928
          Gary S. Kohler                 2,347,009                3,928


Item 6. Exhibits and Reports on Form 8-K:

     (a)  Exhibit No.       Description

               27           Financial Data Schedule
                            (filed with electronic version only)

     (b) Reports on Form 8-K - the Company filed no reports on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant and in the capacities and on the date indicated.



Dated:  February 12, 1996                   AUDIO KING CORPORATION

                                            By:   /s/  H.G. Thorne
                                            H.G. Thorne
                                            President,  Chief Executive Officer,
                                            and Chief Financial Officer