Form 10-Q
period 1996-03-31
AUDIO KING CORP
filed 1996-05-15
CIK 814611

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




[X] Quarterly Report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________ to _________


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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.


       Class                                       Outstanding at May 10, 1996

  Common Stock, $.001 par value                               2,748,476

                         PART I - FINANCIAL INFORMATION




Item 1.    Financial Statements


                     AUDIO KING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (Unaudited)

                                              March 31, 1996      June 30, 1995
                                              --------------      -------------

CURRENT ASSETS:
Cash and cash equivalents                    $        14,239     $       28,629
Vendor and other accounts receivable,
 net of allowance of $192,243 and $105,472         3,554,213          2,953,338
Inventories                                       10,089,186          8,398,227
Prepaid  income taxes and other                      773,803            422,525
                                                ------------         ----------


         Total current assets                     14,431,441         11,802,719
                                                  ----------         ----------

PROPERTY AND EQUIPMENT, at cost:

Furniture, fixtures, and equipment                 3,550,283          2,948,868
Leasehold improvements                             5,739,735          3,515,677
Building and equipment under capital leases        1,267,897          1,195,486
Accumulated depreciation and amortization         (3,279,020)        (2,335,410)
                                                  -----------        -----------

  Net property and equipment                       7,278,895          5,324,621
                                                   ---------          ---------


OTHER ASSETS, principally goodwill                 1,247,970          1,270,271
                                                   ---------          ---------


                                                $ 22,958,306       $ 18,397,611
                                                    =======           ========



                See accompanying notes to condensed consolidated
                             financial statements.

                     AUDIO KING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                                   (Unaudited)



                                                March 31, 1996    June 30, 1995
                                                --------------    -------------

CURRENT LIABILITIES:
Vendor and other accounts payable                $  4,442,908     $  3,999,408
Checks issued not yet presented for payment           329,461          172,338
Current portion of long-term obligations               32,756          102,223
Accrued liabilities                                 1,426,041          894,213
Income taxes payable                                   22,690           22,690
Deferred revenue related to extended service
   program                                             24,804           24,804
                                                       -------          ------

         Total current liabilities                  6,278,660        5,215,676
                                                   ----------        ---------

LONG-TERM OBLIGATIONS, less current portions        9,016,736        6,201,105

LONG-TERM LIABILITIES,
         primarily deferred lease incentives          417,592          270,111
                                                  -----------      -----------

SHAREHOLDERS' INVESTMENT:

Preferred stock, 6,000,000 shares authorized;
 no shares issued and outstanding                        -                 -
Common stock, $.001 par, 20,000,000 shares authorized;
 2,721,729 and 2,713,329 issued and outstanding        2,721             2,713
Additional paid-in capital                         4,452,651         4,440,720
Retained earnings                                  2,789,946         2,267,286
                                                 -----------         ---------

 Total shareholders' investment                    7,245,318         6,710,719
                                                 -----------        -----------

                                                $ 22,958,306       $ 18,397,611






                See accompanying notes to condensed consolidated
                             financial statements.

                      AUDIO KING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      Three Months Ended March 31,  Nine Months Ended March 31,
                           1996         1995            1996          1995
                        ------------  ------------   ------------  ------------

NET SALES               $ 16,220,457  $ 13,400,014   $ 51,216,819  $ 43,246,155
COST OF MERCHANDISE SOLD  10,115,331     8,241,354     31,900,676    27,410,288
                          ----------    ----------     ----------    ----------

       Gross Profit        6,105,126     5,158,660     19,316,143    15,835,867

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES  6,398,624     4,912,055     18,598,919    14,421,854

OTHER INCOME                 575,000            -         575,000            -
                           ---------     ---------     ----------    ----------
       Operating Income      281,502       246,605      1,292,224     1,414,013

INTEREST EXPENSE, net        152,229        69,657        391,564       195,885
                           ---------     ---------     ----------    ----------


Income before income taxes   129,273       176,948        900,660     1,218,128

 INCOME TAX PROVISION         54,000        74,318        378,000       511,318
                            --------     ---------     ----------     ---------


NET INCOME                 $  75,273    $  102,630     $  522,660    $  706,810
                            ========     =========       ========      ========
EARNINGS PER SHARE:

NET INCOME PER SHARE       $     .03   $       .04     $      .19    $      .25
                            ========     =========       ========      ========
 Weighted  average shares
 of common stock  outstanding
  for three and nine months
  ended March 31, 1996
   and 1995                2,802,539     2,846,782      2,778,145     2,829,723
                           =========     =========      =========     =========






      See accompanying notes to condensed consolidated financial statements

                     AUDIO KING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)



OPERATING ACTIVITIES:                                 1996              1995
                                                      ----              ----

Net income                                      $    522,660        $  706,810
Adjustments required to reconcile net income
 to net cash used for operating activities:
   Depreciation and amortization                     985,723           596,063
   Changes in other operating items:
   Vendor and other accounts receivable             (600,875)         (501,185)
   Inventories                                    (1,690,959)       (1,551,858)
   Prepaid income taxes and other assets            (351,286)          144,447
   Checks issued not yet presented for payment        87,656           341,260
   Vendor and other accounts payable                 443,500           878,095
   Income taxes payable                                  -              12,318
   Accrued liabilities                               531,828            55,664
   Deferred revenue related to extended service
      program                                            -             (74,804)
   Other liabilities,
    primarily deferred lease incentives              140,472            29,626
                                                     -------            ------
Net cash provided by used for operating activities  (453,941)          (70,374)
                                                    ---------          --------

INVESTING ACTIVITIES:
 Purchases of property and equipment              (2,910,692)       (1,392,679)
 Retirements of property and equipment                   -              31,457
 Deposits on construction work in progress               -            (127,345)
                                                 ------------      ------------

  Net cash used for investing activities          (2,910,692)       (1,488,567)
                                                 -----------        -----------

FINANCING ACTIVITIES:

 Net borrowings (repayments)
  under line-of-credit agreement                   2,750,000           875,000
Net borrowings (repayments)
  under capital lease obligations                     65,631           (70,164)
Sale of common stock                                  11,952            64,271
                                                      ------            ------
Net cash used for financing activities             2,827,583           869,107
                                                   ---------           -------

NET  INCREASE (DECREASE) IN CASH                     (14,390)           16,976
CASH, beginning of period                             28,629            17,224
                                                      ------            ------
CASH, end of period                            $      14,239   $        34,200
                                                      ======            ======

Additional supplementary cash flow information
 is as follows:
 Interest paid                                $      392,000       $   196,000
 Income taxes paid, net of refunds received          550,000           499,000
                                                     =======           =======

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

(2)      Other Income

         Other income recorded for the three-month period ended March 31, 1996 of $575,000 resulted from a revised agreement related to cellular telephone sales commissions. The previous agreement provided for a commission for cellular phone activation to be paid at the time of the sale and an additional commission to be paid monthly for three years based on phone usage. The revised agreement provides for all revenues to be received at time of the sale. The revised agreement also provided for a lump-sum payment for the phone usage commissions for the cellular phones that were sold over the past three years. The revised agreement is not expected to have a negative material impact on future earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the three-month period ended March 31, 1996 were approximately $16,220,000, an increase of 21% from net sales of approximately $13,400,000 for the same period in the prior year. Net sales for the nine-month period ended March 31, 1996 were approximately $51,217,000, an increase of 18.4% from net sales of approximately $43,246,000 for the same period in the prior year. Management believes the sales increase was a result of its promoting specialist retail strategy, which utilizes increased advertising, product assortment and larger stores to increase store traffic, as well as extended consumer credit offers and trained salespeople to produce increased sales. Management also believes that the increase was largely due to an increased volume of goods sold rather than increased prices.

Net sales for the three months ended March 31 historically have represented the second strongest sales quarter of the year. The strongest quarter is the second quarter which ends December 31, due to the high demand associated with the holiday season. The weakest demand sales quarter has historically been the first quarter which ends September 30. Seasonality is a factor in the Company's results of operations.

Gross profit for the three-month period ended March 31, 1996 increased 18.3% to approximately $6,105,000 from approximately $5,159,000 for the corresponding period of the prior year. Gross profit, as a percent of net sales, was 37.6% for the three-month period ended March 31, 1996 compared to 38.5% for the corresponding period of the prior year. The decrease in gross margin percentage was due to a higher percentage of total sales in video which typically carry a lower gross margin. For the nine-month period ended March 31, 1996, gross profit increased 22% to approximately $19,316,000 from approximately $15,836,000 for the corresponding period of the prior year. As a percent of net sales for the nine-month period ended March 31, 1996, gross profit was 37.7% compared to 36.6% for the corresponding period of the prior year. The increase in gross margin percentage was due to growth as a percent of total sales in accessories and home audio components which typically carry a higher gross margin.

Selling, general, and administrative expenses increased as a percent of net sales to 39.4% for the quarter ended March 31, 1996 from 36.7% for the comparable three-month period of the preceding year. The increase in selling, general, and administrative expenses is a result of certain costs relating to revenue, such as rent and certain salaries, increasing faster than and disproportionately to, sales. Selling, general, and administrative expenses for the three-month period ended March 31, 1996 increased approximately $1,487,000, or 30.3%, over the comparable prior period. The increases for the three-month period are due primarily to increased sales commissions, benefits, salaries and contract labor of approximately $658,000, increased consumer financing and promotional expense of approximately $320,000 and increased occupancy, insurance and depreciation costs of approximately $334,000.

For the nine months ended March 31, 1996, selling, general, and administrative expenses increased as a percent of net sales to 36.3% from 33.3% for the comparable nine-month period of the preceding year. As in the three-month period ended March 31, 1996, the increase in selling, general, and administrative expenses in the nine-month period ended March 31, 1996 is a result of certain costs relating to revenue, such as rent and certain salaries, increasing faster than, and disproportionately to, sales. Selling, general, and administrative expenses for the nine-month period ended March 31, 1996 increased approximately $4,177,000 or 29%, over the comparable prior period. The increases for the nine-month period are due primarily to increased sales commissions, benefits, salaries and contract labor of approximately $1,941,000, increased consumer financing and promotional expense of approximately $751,000 and increased occupancy, insurance and depreciation costs of approximately $1,023,000, including a one-time charge of $216,000 for the write off of leasehold improvements related to the Edina store relocation and the Roseville store expansion.

Interest expense for the three-month period ended March 31, 1996 was approximately $152,000 compared to approximately $70,000 for the corresponding period in 1995. Interest expense for the nine-month period ended March 31, 1996 was approximately $392,000 compared to approximately $196,000 for the corresponding period in 1995. The higher interest expense was a result of higher borrowing levels.

The Company recorded other income for the three-month period ended March 31, 1996 of $575,000 as a result of a revised agreement related to cellular telephone sales commissions. The previous agreement provided for a commission for cellular phone activation to be paid at the time of the sale and an additional commission to be paid monthly for three years based on phone usage. The revised agreement provides for all revenues to be received at time of the sale. The revised agreement also provided for a lump-sum payment for the phone usage commissions for the cellular phones that were sold over the past three years. The revised agreement is not expected to have a negative material impact on future earnings.

The Company earned net income per share of $.03 for the three-month period ended March 31, 1996 as compared to net income per share of $.04 for the corresponding period in 1995.

Financial Condition

During the nine-month period ended March 31, 1996, cash of approximately $454,000 was used for operations compared to approximately $70,000 used for operating activities in the comparable period the prior year. The cash was used primarily for increased inventories necessary for overall sales increases and the display requirements of the relocated Edina store and expanded Roseville store. Capital expenditures for the nine months ended March 31, 1996 totaled approximately $2,911,000, principally for the purchase of leasehold improvements, furniture and fixtures, and other equipment. The Company has no additional capital expenditures planned for the remainder of fiscal 1996.

Working capital at March 31, 1996 was $8,153,000 as compared to $6,587,000 at June 30, 1995. The current ratio was 2.3 to 1 as of March 31, 1996 and as of June 30, 1995. The increase in working capital was primarily attributable to increased inventories related to the store expansions. Inventories increased to $10,089,000 at March 31, 1996 from $8,398,000 at June 30, 1995 in order to support overall increased sales and the display requirements of the relocated Edina store and the remodeled Roseville store.

The Company maintains a working capital line of credit which provides for up to $11,000,000 from October 1 of any one year through February 15 of the succeeding year, at which time available funds are reduced to $8,000,000. The credit facility bears interest at the bank's reference rate or at the adjusted certificate of deposit rate plus 2%, at the Company's option.

The borrowings under the line of credit are collateralized by inventories, accounts receivable, and fixed assets. The Company was in compliance with or had obtained a waiver of the terms of the credit agreement as of March 31, 1996. The waiver of terms was granted through March 31, 1996. Negotiations are in progress for an amended agreement that will extend the credit agreement to December 31, 1997.

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

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K:

        (a)   Exhibit No.             Description

                  27                  Financial Data Schedule
                                      (filed with electronic version only)

        (b) Reports on Form 8-K - the Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the registrant and in the capacities and on the date indicated.



Dated:   May 10, 1996                          AUDIO KING CORPORATION


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