Form 10-K405
period 1996-06-30
AUDIO KING CORP
filed 1996-09-30
CIK 814611

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the Fiscal Year Ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For  the  transition  period  from   _____________  to  ______________.

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

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:
                                               Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

As of September 20, 1996, the aggregate market value of the registrant's Common Stock, $.001 par value, held by nonaffiliates of the registrant was $6,047,903.

As of September 20, 1996, there were 2,775,980 shares of the registrant's Common Stock, $.001 par value, issued and outstanding.

Portions of the Company's definitive Proxy Statement for its upcoming annual meeting are incorporated by reference into Items 10, 11, 12, and 13 of Part III in accordance with Rule 12b-23.

                                     PART I

 ITEM 1.          BUSINESS

Audio King Corporation is a holding company which owns all of the outstanding Common Stock of Audio King, Inc. (references herein to "Audio King" or the "Company" refer collectively to both Audio King Corporation and Audio King, Inc. unless specifically stated otherwise). Audio King operates consumer electronics specialty stores which seek to attract discriminating consumers of home, car and video electronics by offering such consumers a broad selection of competitively priced name-brand products in comfortable store environments staffed with professional sales consultants. Audio King also offers personalized services, such as custom design and installation of home and automobile electronics systems and repair services. Audio King intends to grow by expanding its present store facilities and merchandise assortments and opening a limited number of new stores.

Audio King currently operates eleven specialty stores: six in Minneapolis-St. Paul, Minnesota, and one store in each of Rochester and St. Cloud, Minnesota, Sioux Falls, South Dakota and Des Moines and Cedar Rapids, Iowa. In each of its stores, Audio King employs trained sales consultants and emphasizes a high level of customer service before and after the sale. Audio King's stores provide sophisticated displays and separate demonstration rooms in modern, comfortable settings for home, car and video electronics. The Audio Video Environments division of Audio King also operates a design showroom in Edina, Minnesota, which offers custom design and installation of home entertainment systems. In addition, Audio King currently operates Fast Trak Electronics Repair Service Center, a merchandise clearance center which sells merchandise received on trade-in and floor samples and an insurance replacement division which services customer insurance claims.


Marketing Strategy

The Company's marketing strategy is designed to attract those customers for whom product price, quality, selection and service are the primary considerations. As part of this strategy, management of the Company has developed a "promoting specialist" strategy for marketing consumer electronics. The tactics to support this strategy include increasing product assortment, increasing awareness through increased advertising, continuing to develop new services and customer strategies. To implement this strategy, many of the Company's existing stores have been expanded to meet design criteria which the Company calls "the Audio King large store format."

Innovative aspects of this format include broad demonstration and comparative capabilities for home audio, car audio and video products. Additionally, this format also demonstrates to the customer how to integrate both audio and video. The Company's marketing strategy also seeks to build customer loyalty by offering a broad range of benefits, including trained sales consultants, product performance plans, quarterly mailings, product seminars, extensive car or home installation services and fast, competent repair services.

During fiscal 1996, the Company continued the execution of the "promoting specialist" strategy it began in fiscal 1992. In order to implement this strategy, management has expanded certain store locations and has closed others which were not compatible with the overall objectives of the strategy. In general, stores which had created excessive coverage of the marketplace have been closed. Closure of these stores allowed other of the Company's expanded locations to serve these market areas more effectively. During fiscal 1992, one store was expanded to the Audio King large store format and three smaller stores were closed because there was excessive market coverage or no expansion capability. During fiscal 1993, the Company expanded two locations to the Audio King large store format. During fiscal 1994, the Company opened a new store in Des Moines, Iowa and expanded one location. During fiscal 1995, the Company opened a new store in Cedar Rapids, Iowa. During fiscal 1996, one store was relocated and one store was expanded, bringing the total number of stores using the large store format to nine of the Company's eleven stores.

The Company plans to implement the "promoting specialist" strategy in the future by expanding the remaining two smaller stores and adding more stores and markets to the chain.

Products and Services

Audio King offers a broad selection of high quality, competitively priced, name brand, home entertainment electronics products. Its product lines are designed to appeal to the middle market and more discriminating or affluent buyer. The

Company's  product lines include Adcom,  Alpine,  Bang & Olufsen,  Bose,  Boston
Acoustics,   Canon,  Canton,  Denon,  KEF,  Kenwood,   Klipsch,  Monster  Cable,
Mitsubishi, Panasonic, Pioneer, Polk, RCA, Sony and Yamaha.

The Company's products and services can be grouped into four major categories: audio components and systems, automobile audio systems, video products, and customer services and repair. A majority of the audio products sold by Audio King are offered on a limited distribution basis in its market area; however, the video products sold by it generally have broader distribution, including selected department/chain stores and electronic superstores. The Company's automobile audio products are offered on both a limited and broad distribution basis.

The audio components and systems product group includes compact disc players, loudspeakers, stereo receivers, cassette decks, turntables, tuners, equalizers, sound processors, amplifiers, prepackaged systems, furniture and accessories.

The automobile audio systems product group includes AM/FM cassette decks, compact disc players, speakers, amplifiers, equalizers, cellular phones, pagers, burglar alarms and radar detectors.

The video product group includes color televisions, big screen televisions, video cassette recorders, camcorders, digital satellite systems and accessories.

Customer services and repair includes the installation of automobile audio systems, installation of home audio and video, sale of extended service contracts, warranty and nonwarranty repair of consumer electronics products and other miscellaneous services.

The table below shows the approximate percentage of net sales for each of the principal product and service groups for the Company during fiscal years 1996, 1995 and 1994.
                                                           Year Ended June 30,

                                                   1996         1995       1994
                                                   ----------------------------
Audio components and systems                        31%         32%         33%
Automobile audio products                           24%         25%         25%
Video products                                      35%         34%         29%
Customer services and repair                        10%          9%         13%

The percentage of net sales for each product and service group is affected by consumer trends, promotional activities, the development and introduction of new products, the availability of products and seasonal factors. The increase in sales of video products is largely the result of increased emphasis on sales of these products resulting from the promoting specialist strategy and changes in consumer preferences. The percentages set forth above are not necessarily indicative of the relative contribution to net income for each product and service group.

Advertising and Promotion

The Company's advertising program consists primarily of television, newspaper, direct mail and radio advertisements. It is designed to appeal to value-driven, discriminating customers and emphasizes the broad selection of high quality, competitively priced, name brand products and specialized services offered by the Company. The Company's advertisements are prepared by independent production companies and advertising agencies working in conjunction with the Company's own advertising personnel.

Net advertising expenditures and the corresponding percentage of net sales were approximately $3,100,000 (4.6%) during fiscal 1996, $2,400,000 (4.2%) during fiscal 1995 and $2,000,000 (4.3%) for fiscal 1994. Certain advertising expenditures made by the Company are reimbursed through cooperative advertising allowances and market development funds provided by certain vendors.

Suppliers. Audio King currently purchases products from over fifty vendors and has authorized dealer or vendor agreements with a majority of its suppliers; however, such agreements can generally be terminated by either party with as little as 30 days' notice. During the fiscal year ended June 30, 1996, sales of Mitsubishi, Sony and Alpine products accounted for approximately 18%, 15% and 6%, respectively, of the Company's net sales. Audio King has had a long-term business relationship with each of these vendors and believes its current relationship with each of them is good. The Company believes it may be able to substitute the products of another vendor in the event the products of one of these vendors were no longer available to it. Nevertheless, if the Company lost one of its significant vendors, the Company's business could be adversely affected.

The Company is a member of Progressive Retailers Organization, Inc. ("PRO Group"), a buying group formed by several independent audio and video specialty retailers to provide competitive merchandise programs based on volume purchasing. The PRO Group offers improved discounts, better access to promotional products and the ability to earn additional rebates and credits.

Management Information System. The Company uses a computerized system to monitor operations and merchandise inventory through an industry specific management information, accounting and inventory control system. This system is designed to track each product, beginning with the placement of the order, receipt in the warehouse, delivery to the store and eventual sale to the customer. The Company has integrated its data processing for its service facility onto its mainframe computer system.

Store Operations. Each store has a sales manager and two department managers. Store sales managers receive base salaries, sales commissions and performance bonuses. Sales and service personnel are compensated primarily on a commission basis, which varies based on their individual productivity and profitability. The Company has developed training programs and coordinates training by factory representatives to keep sales and service personnel informed of new technologies and products.

Sales to customers are made primarily on a cash or credit card basis. Audio King generally does not extend credit to customers; however, qualifying customers may pay for their purchases in installments through arrangements with independent consumer credit companies.

Service and Repair. Audio King provides warranty and nonwarranty repair of consumer electronics products through its wholly owned subsidiary, Specialty Home Electronics Repair, Inc. ("SHER"). SHER, which operates under the name Fast Trak Electronic Repair Service, is an independent service center which provides repair services on a fee basis for customers and receives reimbursement from manufacturers for warranty repair. In addition, the Company installs automobile audio systems at certain stores and provides delivery and installation on certain of its products, such as large screen televisions.

Trademarks. The Company has registered the "Audio King" and "FastTrak" trade names in the United States Patent and Trademark Office. In addition, the trade name "Audio Video Environments" has been registered in Minnesota and South Dakota.

Competition. The home entertainment market is highly competitive, with product selection, quality, service and price being the main competitive factors. The Company's competitors are mass merchandising stores, including electronics superstores, department/chain stores and other specialty consumer electronics stores. The mass merchandising stores, electronics superstores and department/chain stores generally compete on the basis of price and advertising. In the Minneapolis-St. Paul, Minnesota area, the Company's principal competitors are Best Buy Company, Circuit City, Montgomery Wards, Sears, Walmart, Kmart, Dayton's and Target. The Company believes its primary market is the more discriminating or affluent customer who is more concerned with product quality, selection and service than price. The Company believes it will be able to effectively compete with mass merchandising stores, electronics superstores and department/chain stores by offering higher quality products, more knowledgeable sales staff and personalized service. The Company believes it will be able to effectively compete with other specialty consumer electronics stores on the basis of a broader selection of high quality products, more store locations and advertising.

Seasonality. The Company's business historically has been subject to seasonal fluctuations, with the highest sales activity occurring during the fourth calendar quarter (October, November, December). This quarter contains the Christmas season.

Employees. At June 30, 1996, the Company employed 364 persons, of which 38 were salaried, 115 were compensated on an hourly basis and 211 were compensated on a commission basis. Of its employees, 30 were employed in the Company's corporate headquarters, 49 in service and repair and 21 in its warehouse and distribution facility, with the balance employed in the Company's retail locations. The Company's employees are not covered by any collective bargaining agreements, and the Company believes its employee relationships are good.

Information Regarding Forward-Looking Statements

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company:

         a) Competition. The Company encounters intense competition in all product categories and competes directly with national and other companies. Some of the companies with which the Company competes have greater capital and other resources.

         b) Dependence on Key Suppliers. The Company is dependent on certain suppliers for delivery of products that contribute significantly to the Company's net sales. While the Company believes that alternative suppliers are available, the loss of a key supplier could have an adverse affect on the Company's business.

         c) Industry Factors. The presence or lack of new products or product features in the product categories that the Company sells has impact on the Company's business, as well as the product mix of actual merchandise sold.

         d) Economic and Market Conditions. The Company's business is affected by changes in general economic conditions such as consumer attitudes towards the economy in general, consumer credit availability, interest rates and inflation.

         e) Dependence on Key Personnel. The Company's future success will depend, in part, on its ability to maintain an effective leadership team and to attract and retain highly qualified personnel.

         f) Litigation. Adverse results in significant litigation matters would affect the Company's earnings.



ITEM 2.       PROPERTY

The Company leases its retail locations, which range in size from approximately 3,000 to 28,000 square feet. The majority of these retail locations are located in regional malls and strip shopping centers.

The retail locations are designed to provide the customer with a personalized shopping experience. Merchandise is displayed to facilitate comparison among products and brands. Stores have demonstration rooms separated from the main retail space which permit customers to audition products before making a buying decision. The interior is generally modern, using natural materials, glass and subdued lighting.

Generally, the existing leases for the Company's retail locations provide for either base rental with an annual percentage increase or a fixed minimum rent together with a percentage of net sales. In addition, the leases require the Company to pay a pro rata portion of the real estate taxes and assessments, utilities, insurance and common area and other maintenance costs. To date, the Company has not experienced difficulty in securing leases for suitable retail locations.

The Company leases 45,000 square feet for its headquarters, warehouse and repair facilities. The lease for this facility provides for monthly payments of $21,396 and expires February 28, 2002.

The following table provides certain information concerning the Company's specialty retail locations, clearance center and design showroom:

                                                              Approximate Square       Lease
                             Year        Approximate Gross     Footage of Retail     Expiration
                            Opened          Square Footage     Selling Area  (1)       Date  (2)
                            --------------------------------------------------------------------

Southdale Store (3)          1974             28,000              20,000               2015
7435 France Ave. S
Minneapolis, MN

Rosedale Store (3)           1977             17,000              13,500               2015
1723 W. Co. Rd. B-2
Roseville, MN

Ridgedale Store (3)          1977             15,000               9,000               2008
1808 S. Plymouth
Minnetonka, MN

Burnsville Store (3)         1979             10,000               6,500               1999
14232 Burnhaven Dr.
Burnsville, MN

Brookdale Store              1980             15,000               9,000               2008
5939 John Martin Dr.
Brooklyn Center, MN

Maplewood Store              1989              9,340               6,000               2004
1868 Beam Avenue
Maplewood, MN

Rochester Store              1986              3,150               2,700               1997
103 Apache Mall
Rochester, MN

Sioux Falls Store            1986              3,138               2,388               1999
701 Empire Mall
 Sioux Falls, SD

St. Cloud Store              1987             10,000               6,300               2001
2716 Division Street
St. Cloud, MN

Des Moines Store             1994             20,000              12,000               2009
4100 Merle Hay Rd
Des Moines, IA 50310

Cedar Rapids Store           1995             15,400              11,600               2015
4701 1st Avenue Southeast
Cedar Rapids, IA 52402


St. Louis Park               1986              1,850               1,700               1997
 Clearance Center
4818 Excelsior Blvd
St. Louis Park, MN


(1) The retail selling area square footage is exclusive of merchandise storage areas and car installation bays.

(2)  Includes renewal options.

(3) The retail location is located in a strip shopping center adjacent to the regional shopping center with such name.

Lease expense for all retail locations and other facilities paid by Audio King for the fiscal years ended June 30, 1996, 1995 and 1994 totaled $1,819,000, $1,395,000 and $1,285,000, respectively.

ITEM 3.       LEGAL PROCEEDINGS

There are no pending legal proceedings other than ordinary routine litigation incidental to the business of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No meetings of shareholders were held during the fourth quarter of the year ended June 30, 1996.




                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a.  Market Information

The Company's Common Stock is traded in the SmallCap Market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "AUDK".

The following table sets forth the range of high and low bid quotations for the Company's Common Stock as reported to the Company by NASDAQ for the periods indicated.

                  Period Covered             High Bid  (1)          Low Bid  (1)
                   Fiscal 1996

                  First Quarter               $    3  7/8           $    2  7/8
                  Second Quarter                   3  5/8                2  1/2
                  Third Quarter                    2  7/8                2  1/4
                  Fourth Quarter                   2  7/8                2


                  Fiscal 1995
                  First Quarter               $    4  1/8           $    3  1/2
                  Second Quarter                   4  5/8                3  3/4
                  Third Quarter                    4  1/8                3  3/8
                  Fourth Quarter                   3  1/2                2  3/4

(1)   Bid  quotations   are   inter-dealer   prices  without  retail   mark-ups,
      mark-downs, or commissions and may not necessarily represent actual transactions.

On September 20, 1996, the closing bid and ask prices for the Company's Common Stock were $1.75 bid and $2.00 per share, respectively.

 b.  Holders

As of September 20, 1996, there were approximately 180 shareholders of record of the Company's Common Stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which the Company has obtained from its transfer agent, there are approximately 1279 shareholders of the Company's Common Stock, including shareholders whose stock is held either in nominee name and/or street name brokerage accounts.

c.  Dividends

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business operations and, accordingly, does not anticipate paying any cash dividends in the foreseeable future.

 ITEM 6.              SELECTED FINANCIAL DATA

The following table summarizes certain financial data and is qualified in its entirety by the financial statements and notes thereto appearing elsewhere in this Form 10-K. The following data should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition.

                                                                          Year Ended June 30
                                                   1996           1995          1994          1993       1992
                                           (In thousands except per share, number of stores and per square foot data)
Statement of Operations Data:

Net sales                                         $ 65,567       $ 56,914    $ 45,826     $ 34,314    $ 29,240
Cost of merchandise sold                            41,179         36,062      28,970       21,312      18,115
                                                   -------        -------     -------      -------     -------
Gross profit                                        24,388         20,852      16,856       13,002      11,125
Selling, general and
     administrative expenses                        24,680         19,473      15,484       12,155      10,566
                                                   -------        -------     -------      -------     -------
Operating income (loss)                               (292)         1,379       1,372          846         559
Interest expense, net                                  649            317         179          151         183
Other income                                           575              -           -            -           -
                                                   -------        -------     -------      -------     -------
Income (loss) before income taxes and
     cumulative effect of change in accounting
     for income taxes                                 (366)         1,062       1,193          695         376
Provision (benefit) for income taxes                  (115)           430         511          313         169
                                                   -------        -------     -------      -------     -------

Net income (loss) before cumulative effect of
     change in accounting for income taxes            (251)           632         682          382         207
Cumulative effect on prior years of change in
     accounting for income taxes(5)                      -              -         (45)           -           -
                                                   -------        -------     -------      -------     -------

Net income (loss)                               $     (251)     $    632     $    637      $   382     $   207
                                                 ==========      =======      =======       ======      ======


                                                                          Year Ended June 30
                                                   1996           1995          1994         1993        1992
                                             (in thousands except per share, number of stores and per square foot data)
Earnings (loss) per share:

Net income (loss) before cumulative effect of
     in accounting for income taxes             $     (.09)     $   .23      $   .25       $   .14     $   .09

Cumulative effect on prior years of change in
     accounting for income taxes (3)                     -            -         (.02)            -           -
                                                   -------        -------     -------      -------     -------

Net income (loss) per share                     $     (.09)     $   .23      $   .23       $   .14     $   .09

Weighted average number of
     common shares outstanding                       2,735        2,811        2,814         2,717       2,210
                                                 =========       ======       ======        ======      ======
Store Data:
Number of retail stores
     open at end of period                              11           11           10             9           9

Weighted average net
      retail sales per store                     $   5,960     $  5,629     $  4,719     $   3,813     $ 3,249

Weighted average net
     retail sales per square
       foot of retail space                      $     706(5)  $    807(4)  $    793(2)  $    733(1)   $   718



                                                                          Year Ended June 30
                                                   1996            1995           1994          1993          1992
                                             (in thousands except per share, number of stores and per square foot data)
Balance Sheet Data at Period End:

Working capital                                  $   6,450       $   6,587      $  4,744     $  4,043     $   3,726
Inventories                                          8,727           8,398         6,864        5,048         4,561
Total assets                                        20,880          18,398        14,860       10,988         9,860
Long-term obligations, less
 current portion                                     7,750           6,201         3,955        2,673         2,298
 Total liabilities                                  14,301          11,687         8,932        5,703         4,981
Shareholders' investment                             6,579           6,711         5,929        5,285         4,879
                                                    ======          ======        ======       ======        ======

         (1) Effective October 1, 1992, the Burnsville store lease was expanded from 5,000 to 10,000 square feet. The weighted average of selling square footage is 5,775 square feet for this fiscal year. Effective March 1, 1993, the Ridgedale store lease was expanded from 3,100 square feet to 15,000 square feet. The weighted average of selling square footage is 4,733 square feet for this fiscal year.

         (2) Effective November 1, 1993, the Brookdale store lease was expanded from 5,000 to 15,000 square feet. On April 22, 1994, the Des Moines store opened, which has 12,000 square feet of selling space.

         (3) On July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," resulting in a non-recurring charge to operations of $45,000.

         (4) On May 21, 1995, the Cedar Rapids store opened, which has 11,600 square feet of selling space. The weighted average of selling square footage is 1,276 for this fiscal year.

         (5) Effective October 2, 1995, the Southdale store was expanded from 8,800 to 28,000 square feet. The weighted average selling square footage is 16,575 square feet for this fiscal year. Effective February 1, 1996, the Rosedale store lease was expanded from 8,700 square feet to 17,000 square feet. The weighted average of selling square footage is 9,125 square feet for this fiscal year.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with Selected Financial Data set forth under Item 6 hereof and the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein.

Results of Operations

Management is directed to make long-term investments which will provide the best long-term return for the Company's stockholders. The growth strategy for the Company has been our "promoting specialist strategy" which emphasizes consultative selling coupled with broad selection, competitive prices, outstanding display and demonstration facilities and aggressive advertising and promotion. The Company has pursued this strategy since 1992 through investment in its stores by expanding the demonstration and display space at its existing stores, adding two new stores in the Iowa marketplace and expanding investment in advertising and promotion. The following table shows the growth in sales that has resulted from the Company's shift from small stores to large stores incorporating the promoting specialist strategy:

Year           Sales             Small Stores            Large Stores         New Stores       Total Stores
            (in Thousands) (under 6,000 square feet) (over 6,000 square feet)

1992           $29,240                5                        4                  0                 9
1993           $34,314                3                        6                  0                 9
1994           $45,826                2                        7                  1                10
1995           $56,914                2                        8                  1                11
1996           $65,567                2                        9                  0                11


The following table sets forth, for the periods indicated, certain items in the Company's Statements of Operations as a percentage of net sales.


                                                    Year Ended June 30
                                                 1996         1995        1994
                                                 ----         ----        ----
Gross profit                                     37.2%        36.6%       36.8%
Selling, general, and
  administrative expenses                        37.6%        34.2%       33.8%
Interest expense, net                             1.0%          .6%         .4%
Provision (benefit) for income taxes             (.2)%          .7%        1.1%
Change in accounting                              --            --          .1%
Net income (loss)                                (.4)%         1.1%        1.4%
                                                ======       ======      ======

Comparison of Operating Results for the Years Ended June 30, 1996 and  1995

Net sales for fiscal 1996 were $65,567,000, an increase of 15% from net sales of $56,914,000 in the prior year. Management believes the comparable store sales increase of 6% was a result of its promoting specialist retail strategy, which utilizes increased advertising, product assortment, larger stores to increase store traffic and trained salespeople to produce increased sales. The total sales increase can also be attributed to the relocation of the Southdale store in October 1995 and the expansion of the Rosedale store completed in February 1996. The sales increase can also be attributed to sales growth in televisions which are 31" and larger. Although prices have decreased 10% to 15% on mature products such as audio components, car audio products, video cassette recorders, and camcorders, the Company's unit sales increases offset the price decreases.

Gross profit increased to $24,388,000 for fiscal 1996 compared to $20,852,000 for fiscal 1995 and increased as a percent of sales to 37.2% in fiscal 1996 from 36.6% in fiscal 1995. Sales of services and furniture and accessory sales, which carry a higher gross margin, grew as a percent of total sales and were the primary reason for the increased percentages.

Selling, general and administrative expense, as a percentage of net sales, increased to approximately 37.6% for fiscal 1996 from 34.2% for fiscal 1995. The approximate $5,227,000 increase in such expenses for fiscal 1996 is attributable largely to an increase in sales commissions, salaries and benefits of approximately $2,300,000; occupancy costs, insurance and depreciation of approximately $1,142,000; increased advertising of approximately $697,000;
increased fees paid to finance companies related to customer financing arrangements of approximately $247,000; and restructuring costs related to reduction of personnel of approximately $90,000. The increased expenses were due in part to the addition of selling square footage in the Edina and Roseville stores and to unit sales increases which resulted in increased expenses for warehousing, handling, personnel and home delivery.

Interest expense for 1996 increased as a percentage of net sales to 1% for 1996 from .6% in 1995. The increase of approximately $332,000 was attributable to increased borrowings for inventory and capital expenses and includes interest of $105,000 related to the Cedar Rapids store capital lease.

The Company recorded other income of $575,000 as a result of a revised agreement related to cellular telephone sales commissions. The previous agreement provided for a commission for cellular phone activation to be paid at the time of the sale and an additional commission to be paid monthly for three years based on phone usage. The revised agreement provides for all revenues to be received at time of sale. The revised agreement also provided for a lump-sum payment for the phone usage commissions for the cellular phones that were sold over the past three years. The revised agreement is not expected to have a negative material impact on future earnings.

The Company reported a net loss for 1996 of approximately $251,000 ($.09 per share) compared to a net income of approximately $632,000 ($.23 per share) in 1995.

Comparison of Operating Results for the Years Ended June 30, 1995 and  1994

Net sales for fiscal 1995 were $56,914,000, an increase of 24.5% from net sales of $45,826,000 in the prior year. Management believes the comparable store sales increase of 13% was a result of its promoting specialist retail strategy, which utilizes increased advertising, product assortment, larger stores to increase store traffic and trained salespeople to produce increased sales. The total sales increase can also be attributed to the opening of two stores, one in Des Moines, Iowa in April 1994 and one in Cedar Rapids, Iowa in May 1995.

Gross profit increased to $20,852,000 for fiscal 1995 compared to $16,856,000 for fiscal 1994 and decreased as a percent of sales to 36.6% in fiscal 1995 from 36.8% in fiscal 1994. Video and cellular sales, which carry a lower gross margin, grew as a percent of total sales and were the primary reason for the reduced margins.

Selling, general and administrative expense, as a percentage of net sales, increased to approximately 34.2% for fiscal 1995 from 33.9% for fiscal 1994. The approximate $3,988,000 increase in such expenses for fiscal 1995 is attributable largely to an increase in sales commissions, salaries and benefits of approximately $2,026,000; occupancy costs, insurance and depreciation of approximately $516,000; increased advertising of approximately $406,000; and increased fees paid to finance companies related to customer financing arrangements of approximately $205,000.

Interest expense for 1995 increased approximately $138,000 and increased as a percentage of net sales to .6% for 1995 from .4% in 1994.

The Company reported 1995 net income of approximately $632,000 ($.23 per share) compared to approximately $637,000 ($.23 per share) in 1994.

Liquidity and Capital Resources

For 1996, cash provided by operations totaled approximately $746,000 compared to cash used for operations of $492,000 during 1995. Capital expenditures during 1996 totaled $2,936,000 compared to $2,271,000 during 1995. These expenditures were principally for store remodeling or relocation, furniture and fixtures, and other equipment. The capital expenditures were partially financed through additional borrowings under the Company's line-of-credit agreement.

At June 30, 1996, the Company maintained a working capital line of credit which provides for up to $11,000,000 from October 1 of any one year through February 15 of the succeeding year, at which time available borrowings are reduced to $8,000,000. The credit facility bears interest at the bank's reference rate or at the adjusted certificate of deposit rate plus 2%, at the Company's option.

Outstanding advances on the revolving credit line as of June 30, 1996 and 1995, were $7,225,000 and $5,225,000, respectively. Total borrowings outstanding under the agreement are limited based on eligible accounts receivable and inventories. The amount available for borrowing as of June 30, 1996 was $5,512,236. Under this agreement, the Company has agreed, among other matters, to maintain minimum tangible net worth and earnings and equity ratios, all as defined by the agreement. The Company was in compliance with or subsequently obtained waivers or amendments for all terms of the credit agreement as of June 30, 1996. The agreement will expire on December 31, 1996.

On September 12, 1996, the Company amended this credit agreement to provide for two credit facilities through September 30, 1998. The first facility is a working capital line of credit which provides for up to $6,500,000 in available borrowings and bears interest at the bank's reference rate or at the adjusted certificate of deposit rate plus 2%, at the Company's option. The second credit facility is a term loan of $3,000,000 and bears interest at the bank reference rate plus .25% or the adjusted certificate of deposit rate plus 2.25%, at the Company's option.

Working capital at June 30, 1996 was $6,450,000 compared to $6,587,000 at June 30, 1995. The current ratio was 2.1 to 1 at June 30, 1996, compared to 2.3 to 1 at June 30, 1995.

Inventories were valued at approximately $8,727,000 and $8,398,000 at June 30, 1996 and 1995, respectively. The increase in inventories was a result of the display and stocking requirements of new products lines and the relocation of one store and the expansion of one store.

The Company has capital expenditures of $250,000 planned for fiscal 1997, primarily for computer equipment and updating store displays and fixtures. The Company believes that its current working capital and funds available under its working capital line of credit are adequate to meet operating cash requirements and believes that its present capital resources, future operations and its ability to raise additional funds will provide adequate financial resources to fund its future growth.

Statement of Financial Accounting Standards No. 121

Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows(undiscounted). The Company adopted SFAS 121 effective July 1, 1996. The adoption did not have a material impact on the financial position or results of operations of the Company.

Impact of Inflation

Audio King believes that inflation has not had a significant effect on its business because technological advances in the consumer electronics industry have resulted in lower per unit product costs.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and notes thereto of Audio King as of June 30, 1996 and 1995 and for the three years in the period ended June 30, 1996 are included herein on the following pages and are incorporated by reference in Item 14 of this Form 10-K.

Report of Independent Public Accountants

Consolidated Balance Sheets as of June 30, 1996 and 1995

Consolidated Statements of Operations for the years ended June 30, 1996, 1995 and 1994

Consolidated Statements of Changes in Shareholders' Investment for the years June 30, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994

Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Audio King Corporation:

We have audited the accompanying consolidated balance sheets of Audio King Corporation (a Minnesota corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' investment and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Audio King Corporation and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2, the Company changed its method of accounting for income taxes effective July 1, 1993.





                                                   /s/ Arthur Andersen LLP
                                                   ARTHUR ANDERSEN LLP



Minneapolis, Minnesota
September 26, 1996

                           CONSOLIDATED BALANCE SHEETS

                                   At June 30
                     Amounts in thousands except share data

                                                                  1996        1995
                                                                  ----        ----
ASSETS
Current Assets:
     Cash and cash equivalents                                  $      7    $     29
     Vendor and other accounts receivable, net of
       allowances of $161 and $141                                 3,340       2,953
     Inventories                                                   8,727       8,398
     Prepaid income taxes and other                                  342         423
                                                                --------    --------
         Total current assets                                     12,416      11,803
                                                                --------    --------

Property And Equipment:
     Furniture, fixtures and equipment                             3,452       2,949
     Leasehold improvements                                        5,494       3,516
     Building and equipment under capital leases                   1,199       1,195
     Accumulated depreciation and amortization                    (3,094)     (2,335)
                                                                --------    --------
         Total property and equipment, net                         7,051       5,325

Other Assets, principally goodwill                                 1,413       1,270
                                                                --------    --------

                                                                $ 20,880    $ 18,398
                                                                ========    ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
     Current portion of long-term obligations                        536         102
     Vendor and other accounts payable                          $  3,859    $  3,999
     Checks issued not yet presented for payment                     215         172
     Accrued liabilities                                           1,356         942
                                                                --------    --------
         Total current liabilities                                 5,966       5,216

Long-Term Obligations, less current portion                        7,750       6,201

Long-Term Liabilities,
     primarily deferred lease incentives (Note 5)                    585         270
                                                                --------    --------

Commitments And Contingencies (Notes 5 And 6)
Shareholders' Investment:
     Preferred stock, 6,000,000 shares authorized; no shares
        issued and outstanding                                      --          --
     Common stock, $.001 par, 20,000,000 shares authorized;
        2,774,980 and 2,713,329 shares issued and outstanding          3           3
      Additional paid-in capital                                   4,559       4,441
      Retained earnings                                            2,017       2,267
                                                                --------    --------
         Total shareholders' investment                            6,579       6,711
                                                                --------    --------
                                                                $ 20,880    $ 18,398
                                                                ========    ========





    The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           For the years ended June 30
                  (Amounts in thousands except per share data)

                                                                 1996         1995      1994
                                                                 ----         ----      ----


Net Sales                                                      $ 65,567    $ 56,914   $ 45,826
Cost Of Merchandise Sold                                         41,180      36,062     28,970
                                                               --------    --------   --------
         Gross Profit                                            24,387      20,852     16,856
Selling, General And Administrative Expenses                     24,679      19,472     15,484
                                                               --------    --------   --------
         Operating Income (Loss)                                   (292)      1,380      1,372
Interest Expense, Net                                               649         317        179
Other Income, (Note 2)                                              575        --         --
                                                               --------    --------   --------
     Income (Loss) Before  Income Taxes And Cumulative
     Effect Of Change In Accounting For Income Taxes               (366)      1,063      1,193

Income Tax Provision (Benefit)                                     (115)        430        511
                                                               --------    --------   --------
Net Income (Loss) Before Cumulative Effect Of
     Change In Accounting For Income Taxes                         (251)        633        682
Cumulative Effect  Of Change In
     Accounting For Income Taxes (Note 2)                          --          --           45
                                                               --------    --------   --------
Net Income (Loss)                                              $   (251)   $    633   $    637
                                                               ========    ========   ========

Earnings Per Share - Primary And Fully Diluted:
     Net Income (Loss) Before Cumulative Effect Of Change In
     Accounting For Income Taxes                               $   (.09)   $    .23   $    .25

     Cumulative Effect Of Change In Accounting For Income
         Taxes                                                     --          --         (.02)
                                                               --------    --------   --------
     Total                                                     $   (.09)   $    .23   $    .23
                                                               ========    ========   ========

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
                           For the years ended June 30
                             (Amounts in thousands)

                                                 Additional               Total
                                   Common Stock    Paid-In   Retained  Shareholders'
                                Shares    Amount   Capital   Earnings    Investment
BALANCE, June 30, 1993           2,624   $     3   $ 4,285   $   997    $ 5,285
    Stock Options and
      Warrants  Exercised           18        --         7        --          7
    Net income                      --        --        --       638        637
                               -------   -------   -------    ------     ------
BALANCE, June 30, 1994           2,642   $     3   $ 4,292   $ 1,635    $ 5,929
    Sale of Common Stock            42        --       122        --        122
    Stock Options and
      Warrants  Exercised           29        --        27        --         27
    Net income                      --        --        --       633        633
                               -------   -------   -------    ------     ------
BALANCE, June 30,1995            2,713   $     3   $ 4,441   $ 2,268    $ 6,711
    Sale of Common Stock            44        --        99        --         99
    Stock Options  Exercised        18        --        19        --         20
    Net income                      --        --        --      (251)      (251)
                               -------   -------   -------    ------    -------
BALANCE, June 30, 1996           2,775   $     3   $ 4,559   $ 2,017    $ 6,579
                               =======   =======   =======    ======    =======


      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           For the years ended June 30
                              Amounts in thousands

                                                                     1996       1995        1994
                                                                     ----       ----        ----

OPERATING ACTIVITIES:
      Net income (loss)                                             $  (251)   $   633    $   637
      Adjustments required to reconcile net income to net
        cash provided by (used for) operating activities -
          Depreciation and amortization                               1,249        693        487
          Deferred income taxes                                        (235)       (83)       (43)
          Cumulative effect of change in accounting for income
              taxes (Note 2)                                           --         --           45
           Changes in other operating items (Note 6)                    (16)    (1,734)      (682)
                                                                    -------    -------    -------
      Net cash provided by (used for) operating activities              747       (492)       445
                                                                    -------    -------    -------

INVESTING ACTIVITIES:

      Purchases of property and equipment                            (2,936)    (2,271)    (1,725)
       Sale of property and equipment                                  --        1,380       --
                                                                    -------    -------    -------
      Net cash used for investing activities                         (2,936)      (891)    (1,725)
                                                                    -------    -------    -------

FINANCING ACTIVITIES:
      Borrowings (repayments) under revolving agreement               2,000      1,325       (150)
      Borrowings under term loan facility                              --         --        1,500
      Net borrowings (repayments) under capital lease obligations        48        (80)       (64)
      Sale of common stock and exercise of stock options                119        149          7
                                                                    -------    -------    -------
          Net cash provided by  financing activities                  2,167      1,394      1,293
                                                                    -------    -------    -------

NET INCREASE (DECREASE) IN CASH                                         (22)        11         13

CASH, beginning of year                                                  29         17          4
                                                                    -------    -------    -------

CASH, end of year                                                   $     7    $    29    $    17
                                                                    =======    =======    =======

NONCASH ACTIVITIES:

      Capital lease obligations entered into
        for property and equipment                                  $    62    $1,041     $    --
                                                                    =======    =======    =======





      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Nature of Business

Audio King Corporation through it operating subsidiaries is a retail sales and service organization for audio and video equipment with eleven specialty stores; six in Minneapolis/Saint Paul, Minnesota, and one store each in Rochester and St. Cloud, Minnesota, Sioux Falls, South Dakota, and Des Moines and Cedar Rapids, Iowa. Additionally, the Company operates a design showroom and clearance center in the Minneapolis area.

(2)    Significant Accounting Policies

Principles of Consolidation:  The consolidated  financial statements include the
accounts  of  Audio  King   Corporation  and  its  wholly  owned   subsidiaries.
Significant intercompany accounts and transactions have been eliminated.

Inventories: Merchandise and repair parts inventories are stated at the lower of cost or market as determined by the weighted average cost method which approximates the first-in, first-out cost method.

Property and Equipment: Property and equipment is stated at cost. Capital leases are recorded at the lesser of fair value or the discounted present value of the minimum lease payments. Depreciation and amortization for financial reporting purposes is provided on the straight-line method over the estimated useful lives of the respective assets. The principal estimated useful lives are five to ten years for furniture, fixtures, and equipment and five years for vehicles. Leasehold improvements are depreciated over the lesser of their useful life or the life of the lease.

Maintenance and repairs are charged to expense as incurred. Betterments and renewals that extend the life of an asset are capitalized and depreciated. Cost of assets sold or retired and the related amounts of accumulated depreciation and amortization are removed from the related accounts, and any residual values are charged or credited to income.

Other Assets: Other assets consists principally of goodwill which is being amortized on a straight-line basis over 40 years. Accumulated amortization approximated $385,000 and $346,000 at June 30, 1996 and 1995. Goodwill originated when Audio King Corporation acquired Audio King, Inc. and totaled $1,182,000 and $1,221,000 at June 30, 1996 and 1995, respectively.

Accrued Liabilities:  Accrued liabilities  consisted of the following as of June
30:

                                                1996                       1995
                                                ----                       ----

       Payroll-related                    $   626,000                  $ 491,000
       Other                                  730,000                    451,000
                                           ----------                   --------
                                          $ 1,356,000                  $ 942,000
                                           ==========                   ========

Revenue Recognition: Revenues from the sale of merchandise inventory are recognized at the time of sale, net of cancellations or refunds. Repair and service and installation revenues are recognized net of cancellations and refunds when the service is performed. The Company grants credit to customers, substantially all of whom are local residents, businesses and governmental agencies, third-party consumer finance companies and vendors.

Extended Service Program: The Company contracts with a third party to provide the services called for under service contracts sold by the Company. The Company has no future liability under the contracts. The Company records the sales of service contracts net of cancellations and refunds. Under this arrangement, gross profit is recognized to the extent of the contract's sale price net of amounts paid to the third party. The Company recognized approximately $1,956,000, $1,710,000, and $1,285,000 of gross profit in 1996 and 1995, and
1994, respectively, related to these sales. The Company also provides repair services under these contracts and is compensated by the third party at rates customarily charged for these repairs.

Other Income: The Company recorded other income of $575,000 during 1996 as a result of a revised agreement related to cellular telephone sales commissions. The previous agreement provided for a commission for cellular phone activation to be paid at the time of the sale and an additional commission to be paid monthly for three years based on phone usage. The revised agreement provides for all revenues to be received at time of sale. The revised agreement also provided for a lump-sum payment for the phone usage commissions for the cellular phones that were sold over the past three years. The revised agreement is not expected to have a negative material impact on future earnings.

Advertising Expense: Advertising expense, net of cooperative advertising allowances, is charged to operations as incurred. The net amount of advertising expense charged to operations totaled approximately $3,100,000, $2,400,000 and $2,000,000 for the years ended June 30, 1996, 1995, and 1994, respectively.

Income Taxes: The Company accounts for income taxes under the liability method whereby deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings (Loss) Per Share: Earnings (loss) per share has been computed by dividing net income (loss) by the number of weighted average shares of common stock and common stock equivalent shares outstanding during the period except to the extent deemed anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants. The number of weighted average shares of common stock and common stock equivalent shares on a fully diluted basis used in the computation of earnings per share for earnings per common and common stock equivalent share was 2,734,000 in 1996, 2,811,000 in 1995, and 2,814,000 in 1994.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Ultimate results could differ from those estimates.

Statement of Financial Accounting Standards No. 121

Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows(undiscounted). The Company adopted SFAS 121 July 1, 1996. The adoption did not have a material impact on the financial position or results of operations of the Company.

(3)  Long-Term Obligations

The Company had the following long-term obligations as of June 30:
                                                          1996          1995
                                                          ----          ----

   Bank  borrowings                                      $7,225,000  $5,225,000
   Capitalized lease obligations for property,
       equipment, and vehicles, interest at 5.8%
       to 12%, payable at varying amounts through 2015    1,061,000   1,078,000
                                                          ---------   ---------
                                                          8,286,000   6,303,000
     Less - current portion                                (536,000)   (102,000)
                                                         ----------   ---------
     Long-term obligations                               $7,750,000  $6,201,000
                                                         ==========   =========

Scheduled annual maturities of long-term obligations for each of the five fiscal years following June 30, 1996 are as follows: $536,000 in 1997, $528,000 in 1998, $4,735,000 in 1999, $489,000 in 2000, $510,000 in 2001 and $1,488,000
thereafter.

At June 30, 1996, the Company maintained a working capital line of credit which provided for up to $11,000,000 from October 1 of any one year through February 15 of the succeeding year, at which time available borrowings were reduced to $8,000,000. The credit facility bore interest at the bank's reference rate or at the adjusted certificate of deposit rate plus 2%, at the Company's option (7.6% at June 30, 1996).

Outstanding advances on the revolving credit line as of June 30, 1996 and 1995, were $7,225,000 and $5,225,000, respectively. Total borrowings outstanding under the agreement are limited based on eligible accounts receivable and inventories. The amount available for borrowing as of June 30, 1996 was $5,512,000. The Company agreed, among other matters, to maintain minimum tangible net worth and earnings and equity ratios, all as defined by the agreement. The Company is in compliance with or has obtained waivers and amendments for all covenants June 30, 1996. On September 12, 1996, the Company amended this credit agreement to provide for two credit facilities through September 30, 1998. The first facility is a working capital line of credit which provides for up to $6,500,000 in available borrowings and bears interest at the bank's reference rate or at the adjusted certificate of deposit rate plus 2%, at the Company's option. The second credit facility is a term loan of $3,000,000 and bears interest at the bank reference rate plus .25% or the adjusted certificate of deposit rate plus 2.25%, at the Company's option.

(4)    Income Taxes

The Company files consolidated federal and state income tax returns. Components of the provision for income taxes and the effects of timing differences between the recognition of income and expenses for financial reporting and income tax reporting purposes for each of the three years in the period ended June 30 are as follows:

                                       1996               1995            1994
                                       ----               ----            ----
       Current payable
           Federal               $    88,000      $   395,000       $   432,000
           State                      32,000          118,000           122,000
                                      ------          -------           -------
                                     120,000          513,000           554,000
       Deferred tax benefit         (235,000)         (83,000)          (43,000)
                                   ---------         --------          --------
       Total provision (benefit) $  (115,000)     $   430,000       $   511,000
                                   =========         ========          ========

The approximate effect of temporary differences between the financial statement and tax bases of certain assets and liabilities that gave rise to deferred tax balances at June 30 were as follows:

       CURRENT DEFERRED TAX ASSET:                      1996          1995
                                                        ----          ----

       Accounts receivable allowance                 $  66,000     $  56,000
       Inventories                                           -        38,000
       Accrued expenses                                156,000        83,000
       Current portion of deferred revenue related
           to extended to service program                    -        10,000
                                                      --------      --------

              Net current deferred tax asset         $ 222,000     $ 145,000
                                                      ========      ========

       LONG-TERM DEFERRED TAX ASSET (LIABILITY):

       Excess tax depreciation                       $  34,000     $ (72,000)
       Deferred lease incentives                       143,000       108,000
                                                      --------      --------

              Net long-term deferred tax asset
                 (liability)                         $ 177,000     $  36,000
                                                      ========      ========

A reconciliation of the provision (benefit) for income taxes at the federal statutory income tax rate to the provision as reported is as follows:

                                                           1996         1995         1994
                                                           ----         ----         ----
       Provision computed at the statutory
              federal income tax rate                   $(124,000)   $ 372,000    $ 405,700
       State income taxes, net of federal effect          (29,000)      67,000       78,800
       Amortization of goodwill and other intangibles      13,000       12,000       13,300
       Other                                               25,000      (21,000)      13,200
                                                        ---------    ---------    ---------

       Provision (benefit) as reported                  $(115,000)   $ 430,000    $ 511,000
                                                        =========    =========    =========


 (5)        Shareholders' Investment

Stock Option Plan: Under the Company's 1994 stock option plan (the 1994 Plan), 400,000 common shares are reserved for grant as either nonqualified or incentive stock options to officers, directors, key employees and consultants or advisors. Grants of incentive stock options can be made until 2004 and grants of nonqualified stock options can be made until the 1994 Plan is terminated, in each case as determined by the board of directors or a board-designated committee. Incentive stock options must be granted with an exercise price of not less than 100% of the fair market value on the date of grant. Nonqualified options may be granted at less than the fair market value on the date of grant if approved by the board of directors or a board-designated committee. If an incentive stock option is granted to an individual who owns more than 10% of the voting rights of the Company's common stock, the option price may not be less than 110% of the fair market value on the date of grant. The term of the options may not exceed ten years after the date of grant, except in the case of nonqualified stock options, whereby the terms are established by the board of directors or a board-designated committee. Outstanding options at June 30, 1995 may be exercised in whole or in installments at various dates through fiscal year 2004, as determined by the board of directors or a board-designated committee. The Company also has a 1987 Stock Option Plan (the 1987 Plan) with terms similar to the 1994 Plan; however, the Board of Directors determined that no additional options would be granted under the 1987 Plan upon shareholder approval of the 1994 Plan in November 1994. The following information relates to the options under both the 1994 Plan and 1987 Plan.

                                                    Options         Price Per
                                                 Outstanding         Share

   June 30, 1993                                    256,800         .75 - 4.00
      Forfeited or canceled                          (1,000)        .75 - 1.88
      Granted                                         9,000               2.88
      Exercised                                      (5,400)        .75 - 1.88
                                                    -------         ----------
   June 30, 1994                                    259,400         .75 - 4.00
      Forfeited or canceled                            (700)        .75 - 1.88
      Granted                                        48,701        3.06 - 4.63
      Exercised                                     (13,800)        .75 - 1.88
                                                    -------         ----------
   June 30, 1995                                    293,601         .75 - 4.63
      Forfeited or canceled                               -
      Granted                                        36,900        3.16 - 3.68
      Exercised                                     (17,400)        .75 - 1.88
                                                    -------         ----------
   June 30, 1996 Options Available for Grant        313,101         .75 - 4.63
                                                    =======

   June 30, 1996 Options Exercisable                302,501
                                                    =======

(6)   Supplemental Cash Flow Information

Changes in other operating items for the three years ended June 30 consist of the following:

                                                                 1996                1995                1994
                                                                 ----                ----                ----
       Vendor and other accounts receivable                    $(387,000)      $   (694,000)        $  (766,000)
       Inventories                                              (329,000)        (1,534,000)         (1,816,000)
       Prepaid income taxes and other                            132,000              7,000            (104,000)
       Checks issued not yet presented for payment                43,000            (82,000)             88,000
       Vendor and other accounts payable                        (140,000)           605,000           1,559,000
       Accrued liabilities                                       437,000            (66,000)            392,000
       Income taxes payable                                      (23,000)           (25,000)            (96,000)
       Deferred lease incentives                                 320,000             38,000              50,000
       Other                                                     (69,000)            17,000              11,000
                                                               ----------        ----------              ------
                                                               $ (16,000)      $ (1,734,000)        $  (682,000)
                                                               ==========         =========           =========

Additional supplemental cash flow information is as follows:
       Interest paid                                           $ 649,000       $    317,000         $   179,000
       Income taxes paid, net of refunds received              $ 550,000       $    552,000         $   668,000


 (7)        Quarterly Financial Data  (Unaudited)

Selected quarterly financial data for the fiscal years ended June 30, 1996 and 1995 are as follows:

                                                                            1996
                                            ------------------------------------------------------------------------
                                                     First                Second           Third             Fourth
                                                   Quarter               Quarter          Quarter           Quarter


      Net sales                             $  15,336,000         $   19,660,000    $  16,220,000    $   14,351,000

      Gross profit                          $   5,689,000         $    7,522,000    $   6,105,000    $    5,072,000

      Net income (loss)                     $       5,000         $      443,000    $      75,000    $     (773,000)

      Net income (loss) per share           $         .00         $          .16    $         .03    $         (.28)


                                                                            1995
                                            ------------------------------------------------------------------------
                                                     First                Second           Third             Fourth
                                                   Quarter               Quarter          Quarter           Quarter

      Net sales                             $  12,342,000         $   17,504,000     $ 13,400,000    $   13,668,000

      Gross profit                          $   4,644,000         $    6,033,000     $  5,159,000    $    5,017,000

      Net income (loss)                     $     105,000         $      499,000     $    103,000    $      (74,000)

      Net income (loss) per share           $         .04         $          .18     $        .04    $        (.03)

The results for the second quarter of 1996 included a one time charge for leasehold improvement write off of $192,000 related to the relocation of the Edina store. In the third quarter of 1996, the Company recorded other income of $575,000 as a result of a revised agreement related to cellular telephone sales commissions. In the fourth quarter of 1996, the Company recorded an inventory book to physical adjustment of $283,000.

The results for the fourth quarter of 1995 included an inventory valuation adjustment of $94,000 and an adjustment to increase the reserve for salaries related to vacation pay of $26,000.

(8)         Commitments and Contingencies

Lease Commitments: The Company leases store space at its retail locations and office/warehouse space under operating leases which expire at various dates through 2015. Certain of the leases provide for additional rents based on a percentage of annual retail sales in excess of stipulated minimums. In addition, the Company has received lease incentives in connection with certain leases. The Company is recognizing the benefits related to these lease incentives on a straight-line basis over the applicable lease terms. At June 30, 1996 and 1995, the Company has recorded deferred lease incentives of $585,000 and $270,000, respectively.

The leases generally contain renewal options and require the Company to pay maintenance, insurance, taxes, and other expenses in addition to minimum annual rents. Total rental expense, including percentage rents for such operating leases, was approximately $1,819,000 in 1996, $1,395,000 in 1995, and $1,285,000
in 1994.

The following is a schedule, by year, of future minimum lease payments under leases with an initial noncancelable term in excess of one year as of June 30, 1996:

                                                 Capital            Operating
                                                 Leases               Leases

          1997                                $    153,000        $   1,883,000
          1998                                     151,000            1,823,000
          1999                                     130,000            1,696,000
          2000                                     108,000            1,599,000
          2001                                     130,000            1,627,000
          Thereafter                             2,166,000           14,513,000
                                                 ---------           ----------
          Total payments                         2,838,000        $  23,141,000
                                                                     ==========

          Amounts representing interest          1,777,000
                                                 ---------

                                                 1,061,000
          Less:  Current maturities                (36,000)
                                                 ---------
          Long term capital lease obligations  $ 1,025,000
                                                 =========


Litigation: In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, upon consultation with legal counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial position or results of operations.

Employment Agreements: The Company has entered into executory employment/non-compete agreements with certain key officers covering employment through June 30, 1997. These agreements provide for minimum salary levels as well as incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at June 30, 1997, excluding bonuses, was approximately $460,000. Under the terms of all agreements, among other matters, the key officers agreed not to compete with the Company during the terms of the agreements and for two years thereafter. Total compensation expense under these agreements was approximately $580,000 in 1996, $614,000 in 1995, and $544,000 in 1994.



                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

Not applicable.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to the sections entitled "Determination of Number of and Election of Directors" and "Executive
Officers of Audio King Corporation and Audio King, Inc." in the Company's definitive proxy statement for its November 13, 1996 Annual Meeting of Shareholders. Copies of the Company's definitive proxy statement will be filed with the Securities and Exchange Commission pursuant to Rule 14A within 120 days after the close of the fiscal year for which this report is filed.


ITEM 11.      EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its November 13, 1996 Annual Meeting of Shareholders. Copies of the Company's definitive proxy statement will be filed with the Securities and Exchange Commission pursuant to Rule 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the sections entitled "Principal Shareholders" and "Security Ownership of Management" in the Company's definitive proxy statement for its November 13, 1996 Annual Meeting of Shareholders. Copies of the Company's definitive proxy statement will be filed with the Securities and Exchange Commission pursuant to Rule 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its November 13, 1996 Annual Meeting of Shareholders (if any disclosure is required). Copies of the Company's definitive proxy statement will be filed with the Securities and Exchange Commission pursuant to Rule 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)     All Financial Statements

         See Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

 (b)     Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of the year covered by this report.

(c)      Exhibits

         See Exhibit Index immediately following the signature page of this report.

                                        SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Dated:  September 27, 1996            AUDIO KING CORPORATION


                                       By:     /s/  Henry G. Thorne
                                           Henry G. Thorne
                                           President, Chief Executive Officer
                                             and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                Power of Attorney

           Each person whose signature appears below constitutes and appoints Henry G. Thorne and Randel S. Carlock as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10- K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

           Signature               Title                               Date

/s/ Randel S. Carlock    Chairman of the Board                September 27, 1996
     Randel S. Carlock


/s/ Henry G. Thorne      President, Chief Executive Officer   September 27, 1996
       Henry G. Thorne   Treasurer and Director (Principal
                         Executive, Financial, and
                         Accounting Officer)


 /s/ Sherman A. Swenson  Director                             September 27, 1996
     Sherman A. Swenson


 /s/ Barry R. Rubin      Director                             September 27, 1996
     Barry R. Rubin


/s/ Gary S. Kohler       Director                             September 27, 1996
     Gary S. Kohler

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended
June 30, 1996                                     Commission File No. 0-16154


                             AUDIO KING CORPORATION


Exhibit
Number                                      Document

3.1 Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended June 30, 1992.)

3.2 Bylaws, as amended. (Incorporated by Reference to Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended June 30, 1990.)

4.1      Form of Common Stock Certificate. (Incorporated by Reference to Exhibit
         4.1 to Form S-18 Registration Statement , No. 33-14349C.)

10.1 Consulting Agreement dated March 13, 1984 between Audio King, Inc. and Albert C. Kempf. (Incorporated by Reference to Exhibit 10.10 to Form S-18 Registration Statement, No. 33-14349C.)

10.2 Consulting Agreement and Stock Purchase Agreement, dated February 15, 1985, between Audio King, Inc. and Scott W. Preston. (Incorporated by Reference to Exhibit 10.11 to Form S-18 Registration Statement, No. 33-14349C.)

10.3 Lease Agreement between Audio King, Inc. and Acky-Audio Limited Partnership dated July 1, 1993 relating to the Brookdale Store. (Incorporated by Reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1993.)

10.4 Burnsville Plaza Shopping Center Lease dated July 10, 1992 between Audio King, Inc. and Ridgedale Plaza Shopping center Partnership relating to the Burnsville store. (Incorporated by Reference to Exhibit
         10.21 to Registrant's Form 10-K for the fiscal year ended June 30, 1992.)

10.5 Lease Agreement dated June 30, 1989 between Audio King, Inc. and Commercial Partners/Maplewood relating to the Maplewood Store. (Incorporated by Reference to Exhibit 10.11 to the Registrant's Form 10-K for the fiscal year ended June 30, 1989.)

10.6 Lease Agreement dated November 13, 1986 between Audio King, Inc. and MEPC American Properties Incorporated relating to the Rochester Store. (Incorporated by Reference to Exhibit 10.30 to Form S-18 Registration Statement No. 33-14349C.)

Exhibit
Number                                      Document

10.7 Lease Agreement dated May 6, 1988 between Audio King, Inc. and The Equitable Life Assurance Society of the United States relating to the Sioux Falls Store. (Incorporated by Reference to Exhibit 10.31 to the Registrant's Form 10-K for the fiscal year ended June 30, 1988.)

10.8 Lease Agreement dated December 24, 1985 between Audio King, Inc. and John M. Hoogesteger relating to the St. Louis Park Clearance Center. (Incorporated by Reference to Exhibit 10.25 to Form S-18 Registration Statement No. 33-14349C.)

10.9 Lease Agreement dated September 29, 1987 between Audio King, Inc. and Urban Associates relating to the St. Cloud Store. (Incorporated by Reference to Exhibit 10.39 to Form S-18 Registration Statement No. 33-14349C.)

10.10 Lease Amendment Agreement dated November 15, 1991 between Audio King, Inc. and Urban Associates relating to the St. Cloud store. (Incorporated by Reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended December 31, 1991.)

10.11 Lease Agreement dated January 31, 1992 between Audio King, Inc. and C. Harvey Wilkins relating for the corporate office facility. (Incorporated by reference to Exhibit 10 to Registrant's Form 10-Q for the quarter ended March 31, 1992.)

10.12 Lease Agreement, dated September 8, 1992, between Audio King, Inc. and CSM Investors, Inc. relating to the Ridgedale store. (Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the fiscal year ended June 30, 1993.)

10.13 Modification of Lease dated December 7, 1993 between Audio King, Inc. and John M. Hoogesteger relating to the St. Louis Park Clearance Center. (Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the fiscal year ended June 30,1994.)

10.14 Second Addendum effective October 1, 1994 to Lease Agreement between Audio King, Inc. and C. Harvey Wilkins relating to the St. Louis Park corporate office facility. (Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the fiscal year ended June 30,1994.)

10.15    1987  Stock   Option  Plan  and  form  of  Stock   Option   Agreements.
         (Incorporated by Reference to Exhibit 10.39 to Form S-18 Registration Statement No. 33-14349C.) **

10.16 Amendment to the 1987 Stock Option Plan dated November 15, 1990. (Incorporated by Reference to Exhibit 10.32 to the Registrant's Form 10-K for the fiscal year ended June 30, 1991.) **

10.17 Amendment to 1987 Stock Option Plan adopted June 2, 1992. (Incorporated by Reference to Exhibit 10.24 to Registrant's Form 10-K for the fiscal year ended June 30, 1992.) **

Exhibit
Number                                      Document

10.18 Amendment to 1987 Stock Option Plan adopted September 9, 1993. (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K for the fiscal year ended June 30,1994.) **

10.19 Amended and Restated Credit Agreement dated September 18, 1992 among the Registrant, Audio King, Inc., Specialty Home Electronics Repair, Inc., and First Bank National Association. (Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K for the fiscal year ended June 30,1994.)

10.20 Amended and Restated Revolving Credit Promissory Note dated September 18, 1992 of the Registrant, Audio King, Inc., and Specialty Home Electronics Repair, Inc. and First Bank National Association. (Incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-K for the fiscal year ended June 30,1994.)

10.21 Security Agreement dated October 10, 1989 of the Registrant, Audio King Inc., and Specialty Home Electronics Repair, Inc. and First National Bank Association. (Incorporated by Reference to Exhibit 10.22 to the Registrant's Form 10-K for the fiscal year ended June 30, 1990.)

10.22 Employment Agreement dated March 1, 1990 between the Registrant and Randel S. Carlock. (Incorporated by Reference to Exhibit 10.24 to the Registrant's Form 10-K for the fiscal year ended June 30, 1990.) **

10.23 Amendment to Employment Agreement dated October 26, 1992 between the Registrant and Randel S. Carlock. (Incorporated by Reference to Exhibit 10 to the Registrant's Form 10-Q for the fiscal quarter ended September 30, 1992.) **

10.24 Employment Agreement dated July 1, 1993 between the Registrant and Henry G. Thorne. (Incorporated by Reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 1993.)**

10.25 Employment Agreement dated July 1, 1993 between the Registrant and Samuel F. Nichols. (Incorporated by Reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 1993.)**

10.26 Employment Agreement dated July 1, 1993 between the Registrant and M. Phillip Ward. (Incorporated by Reference to Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended September 30, 1993.)**

10.27 Amendment to Amended and Restated Credit Agreement dated November 19, 1993 between the Registrant, Audio King, Inc., and Specialty Home Electronics Repair, Inc. and First Bank National Association.(Incorporated by Reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended December 31, 1993.)

Exhibit
Number                                      Document

10.28 Amended and Restated Term Promissory Note dated November 19, 1993 of the Registrant, Audio King, Inc., and Specialty Home Electronics Repair, Inc. and First Bank National Association. (Incorporated by Reference to Exhibit 10.1 to the Registrant's form 10-Q for the quarter ended December 31, 1993.)

10.29 Lease agreement dated February 12, 1994 between Audio King Corporation and MLH Realty Partnership V relating to the Des Moines store. (Incorporated by Reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1994.)

10.30 Second Amendment to Amended and Restated Credit Agreement dated September 15, 1994 of the Registrant, Audio King, Inc., and Specialty Home Electronics Repair, Inc. and First Bank National Association. (Incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.)

10.31 Amended and Restated Revolving Note dated September 15, 1994 of the Registrant, Audio King, Inc., and Specialty Home Electronics Repair, Inc. and First National Bank Association. (Incorporated by reference to
         Exhibit 10.36 to the Registrant's Form 10-K for the fiscal year ended June 30, 1994.)

10.32    Purchase   Agreement   between  Audio  King  of  Iowa,  Inc.  and  Ryan
         Highlander, L.C. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended December 31, 1994.)

10.33    1994  Stock  Option  Plan,  as  amended,   and  forms  of   agreements.
         (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended December 31, 1994.)**

10.34 Third Amendment to Amended and Restated Credit Agreement dated March 31, 1995 by and between the Registrant, Audio King, Inc. and Specialty Home Electronics Repair, Inc. and First Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1995.)

10.35 Amended and Restated Revolving Note dated March 31, 1995 of the Registrant, Audio King, Inc. and Specialty Home Electronics Repair, Inc. to First Bank National Association. (Incorporated by reference to
         Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended March 31, 1995.)

10.36 Fourth Amendment to Amended and Restated Credit Agreement dated April 14, 1995 by and between the Registrant, Audio King, Inc. and Specialty Home Electronics Repair, Inc. and First Bank National Association. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended March 31, 1995.)

10.37 Amended and Restated Revolving Note dated April 14, 1995 of the Registrant, Audio King, Inc. and Specialty Home Electronics Repair, Inc. to First Bank National Association. (Incorporated by reference to
         Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended March 31, 1995.)

Exhibit
Number                                      Document

10.38 Contract of Sale with Seller Leaseback dated June 28, 1995 by and between the Registrant, Audio King Iowa, Inc. and OLP Iowa, Inc. (Incorporated by reference to Exhibit 10.41 to the Registrant's Form 10-K for the year ended June 30, 1995.)

10.39 Lease agreement dated June 28, 1995 between the Registrant and OLP Iowa, Inc. relating to the Cedar Rapids store. (Incorporated by reference to Exhibit 10.42 to the Registrant's Form 10-K for the year ended June 30, 1995.)

10.40 Lease agreement dated June 29, 1995 between the Registrant and CLP Partners relating to Centennial Lakes store in Edina. (Incorporated by reference to Exhibit 10.43 to the Registrant's Form 10-K for the year ended June 30, 1995.)

10.41 Lease agreement dated September 5, 1995 between the Registrant and Flame Development relating to expansion of Rosedale location. (Incorporated by reference to Exhibit 10.44 to the Registrant's Form 10-K for the year ended June 30, 1995.)

10.42 Second Amendment to Employment Agreement dated October 26, 1992 between the Registrant and Randel S. Carlock. (Incorporated by reference to Exhibit 10.45 to the Registrant's Form 10-K for the year ended June 30, 1995.)**

10.43* Second Amendment to Lease Agreement dated November 13, 1986 between the Registrant and MEPC Apache Properties Inc. relating to the Rochester store.

10.44* Second Amended and Restated Credit Agreement dated September 12, 1996 among the Registrant, Audio King, Inc., Specialty Home Electronic Repair, Inc., Audio King of Iowa, Inc., Fast Trak Inc., and First Bank National Association.

10.45* Amended and Restated Revolving Note in the amount of $6,500,000 dated September 12, 1996 of the Registrant, Audio King, Inc., Specialty Home Electronic Repair, Inc., Audio King of Iowa, Inc., Fast Trak Inc., to First Bank National Association.

10.46* Amended and Restated Term Note in the amount of $3,000,000 dated September 12, 1996 of the Registrant, Audio King, Inc., Specialty Home Electronic Repair, Inc., Audio King of Iowa, Inc., Fast Trak Inc., to First Bank National Association.

10.47* Amended and Restated Security Agreement dated September 12, 1996 among the Registrant, Audio King, Inc., Specialty Home Electronic Repair, Inc., Audio King of Iowa, Inc., Fast Trak Inc., and First Bank National Association.

11.0*    Computation of Earnings per Share.

21.1     Subsidiaries of the Registrant.  (Incorporated  by reference to Exhibit
         21.1 to the Registrant's Form 10-K for the year ended June 30, 1995.)

23.1*    Consent of Arthur Andersen LLP

24.0*    Power of Attorney.  (See  signature  page of this Annual Report on Form
         10-K.)

27       Financial Data Schedule (filed with electronic version only)



    *    Filed herewith.
   **    Management contract or compensatory plan or arrangement.