Form 10-Q
period 1996-09-30
AUDIO KING CORP
filed 1996-11-13
CIK 814611

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




[X]   Quarterly Report under section 13 or 15 (d) of the Securities
      Exchange Act of 1934 for the quarterly period ended September 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

    Class                                        Outstanding at November 1, 1996
Common Stock, $.001 par value                                   2,775,980

                                              PART I - FINANCIAL INFORMATION




Item 1.    Financial Statements


                      AUDIO KING CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (Unaudited)

                                          September 30, 1996   June 30, 1996

CURRENT ASSETS:

  Cash and cash equivalents                   $     32,500      $    6,600
  Accounts receivable, net of allowance
       of $172,700 and $161,100                  2,436,300       3,340,100
  Inventories                                    9,163,400       8,727,400
  Prepaid  income taxes and other                  408,000         341,900
                                              ------------       ---------

  Total current assets                          12,040,200      12,416,000
                                              ------------       ---------

PROPERTY AND EQUIPMENT, at cost:

  Building                                         960,800         960,800
  Furniture, fixtures, and equipment             3,707,800       3,690,000
  Leasehold improvements                         5,494,200       5,494,200
  Accumulated depreciation and amortization     (3,370,000)     (3,094,200)
                                              ------------       ---------

  Net  property and equipment                    6,792,800       7,050,800
                                              ------------       ---------

OTHER ASSETS, principally goodwill               1,403,300       1,413,100
                                              ------------       ---------

             TOTAL ASSETS                     $ 20,236,300    $ 20,879,900
                                              ============    ============











     See accompanying notes to condensed consolidated financial statements.

                      AUDIO KING CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                   September 30, 1996   June 30, 1996
CURRENT LIABILITIES:

   Accounts payable                                      $ 5,042,900   $ 4,074,300
   Current portion of long-term obligations                  536,700       536,500
   Accrued liabilities                                     1,256,300     1,355,800
                                                         -----------   -----------
   Total current liabilities                               6,835,900     5,966,600

LONG-TERM OBLIGATIONS, less current portion                6,367,300     7,749,800

OTHER LIABILITIES,
   primarily deferred lease incentives                       617,400       584,800
                                                         -----------   -----------

TOTAL LIABILITIES                                         13,820,600    14,301,200
                                                         -----------   -----------


SHAREHOLDERS' EQUITY:

Preferred stock, 6,000,000 shares authorized;
  no shares issued and outstanding                              --            --
Common stock, $.001 par, 20,000,000 shares authorized;
  2,775,980 and 2,774,980 issued and outstanding               2,800         2,800
Additional paid-in capital                                 4,560,100     4,559,200
Retained earnings                                          1,852,800     2,016,700
                                                         -----------   -----------

Total shareholders' equity                                 6,415,700     6,578,700
                                                         -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $20,236,300   $20,879,900
                                                         ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                      AUDIO KING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (Unaudited)

                                                   1996           1995
                                                   ----           ----
NET SALES                                     $ 16,160,700    $ 15,335,700

COST OF MERCHANDISE SOLD                        10,355,300       9,646,700
                                               -----------     -----------

   Gross profit                                  5,805,400       5,689,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                        5,928,800       5,578,800
                                               -----------     -----------

   Operating income (loss)                        (123,400)        110,200

INTEREST EXPENSE, net                              159,500         102,300
                                               -----------     -----------

   Income (loss) before income taxes              (282,900)          7,900

INCOME TAX PROVISION (BENEFIT)                    (119,000)          3,300
                                               -----------     -----------

NET INCOME (LOSS)                             $   (163,900)   $      4,600
                                               ===========     ===========

NET INCOME (LOSS) PER SHARE                   $      (0.06)   $       0.00
                                               ===========     ===========

 Weighted average shares of common and
 common stock equivalent shares outstanding      2,775,313       2,864,948
                                               ===========     ===========



     See accompanying notes to condensed consolidated financial statements.

                      AUDIO KING CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)


OPERATING ACTIVITIES:                                               1996                   1995
    Net income (loss)                                           $  (163,900)            $     4,600
    Adjustments required to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation and amortization                               286,100                 220,000
        Changes in operating assets and liabilities:
           Accounts receivable                                      903,800                (571,000)
           Inventories                                             (436,000)               (391,800)
           Prepaid income taxes and other                           (66,100)
           Accounts payable                                         968,600               2,387,700
           Accrued liabilities                                     (100,200)                449,000
           Net cash provided by operating activities              1,392,300               1,770,500

INVESTING ACTIVITIES:
    Purchases of property and equipment                             (17,800)               (777,600)

FINANCING ACTIVITIES:

    Change in deferred lease incentives                              32,600                  20,200
    Net repayments under line-of-credit agreement                (1,375,000)             (1,175,000)
    Net borrowings (repayments)
       under capital lease obligations                               (6,200)                156,600
    Sale of common stock and exercise of stock options                  900                  16,100
    Net cash used for financing activities                       (1,348,600)               (982,100)

NET  INCREASE IN CASH                                                25,900                  10,800

CASH, beginning of period                                             6,600                  28,600

CASH, end of period                                             $    32,500             $    39,400


Additional supplementary cash flow information is as follows:
     Interest paid                                              $   159,500             $   102,000
     Income taxes paid, net of refunds received                        --                   110,000



     See accompanying notes to condensed consolidated financial statements.

                      AUDIO KING CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) Nature of Business

     The condensed consolidated financial statements have been prepared by Audio King Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial s tatements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended June 30, 1996 and the related notes thereto included in the Company's latest Annual Report on Form 10-K.

     Operating results for the interim periods may not be necessarily indicative of the operating results to be expected for the full fiscal year, since the Company's business is seasonal with higher net sales occurring in the fourth calendar quarter.

(2) Accounting Pronouncement

     Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The Company adopted SFAS 121 on July 1, 1996. The adoption did not have a material impact on the financial position or results of operations of the Company.


(3) Reclassifications

     Certain amounts in the financial statements for fiscal year 1996 have been reclassified to conform with the financial statement presentation for fiscal year 1997. These reclassifications have no effect on net income or shareholders' equity as previously reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the three-month period ended September 30, 1996 were approximately $16,160,700, an increase of 5.3% from net sales of approximately $15,335,700 for the same period in the prior year. Comparable store sales increased 3% for the first quarter ended September 30, 1996 over the same period last year. Management believes the sales increase was a result of promoting the Company's specialist retail strategy which utilizes increased advertising, larger stores with wider product assortment, extended consumer credit offers, and better trained salespeople to produce increased sales.

Seasonality is a factor in the Company's results of operations on a quarterly basis. Net sales for the Company's first and fourth quarters historically have represented the weakest sales quarters of the year. The Company's second quarter which ends December 31 is typically the strongest quarter, due to the high demand associated with the holiday season.

Gross profit for the three-month period ended September 30, 1996, increased 2.0% to approximately $5,805,400 from approximately $5,689,000 for the corresponding period of the prior year. Gross profit, as a percent of net sales, was 35.9% for the three-month period ended September 30, 1996 compared to 37.1% for the corresponding period of the prior year. The decrease in gross margin percentage was due to a growth in sales of video products as a percent of total sales, which typically carry a lower gross margin, and to the increased competitive nature of the consumer electronics industry.

Selling, general, and administrative expenses for the three-month period ended September 30, 1996 increased as a percent of net sales to 36.7% from 36.4% for the comparable three-month period of the preceding year. Selling, general, and administrative expenses for the three-month period ended September 30, 1996 increased approximately 6.3%, or $350,000, over the comparable prior period due primarily to increases in employee salaries and benefits, promotional expense and occupancy and depreciation costs.

Interest expense for the three-month period ended September 30, 1996 was approximately $159,500 compared to approximately $102,300 in the first quarter of fiscal year 1996.

The Company's effective income tax rate was estimated at 42% for the purpose of recording the income tax effects for the three months ended September 30, 1996 and 1995.


Financial Condition

During the three-month period ended September 30, 1996, cash of approximately $1,392,300 was provided by operations compared to approximately $1,770,500 provided by operations in the comparable period the prior year. Capital expenditures for the three month period were approximately $17,800 principally for the purchase of computers and other equipment.

Working capital at September 30, 1996 was $5,204,300 as compared to $6,449,400 at June 30, 1996. The current ratio was 1.8 to 1 as of September 30, 1996 and
2.1 to 1 as of June 30, 1996. The decrease in working capital was attributable primarily to an increase in inventory levels and accounts payable.

Inventories increased to $9,163,400 at September 30, 1996 from $8,727,400 at June 30, 1996 in order to support overall increased sales and display requirements. Concurrently, accounts payable increased as a result of purchasing additional inventory, as well as an increase in advertising.

The Company maintains a credit agreement which provides for two credit facilities. The first facility is a working capital line of credit which provides for up to $6,500,000 in borrowings and bears interest at the bank's reference rate or at the adjusted certificate of deposit rate plus 2%, at the Company's option. Outstanding advances on the working capital line of credit as of September 30, 1996 were $2,850,000. The second credit facility is a term loan of $3,000,000 and bears interest at the bank's reference rate plus 0.25% or at the adjusted certificate of deposit rate plus 2.25%, at the Company's option.

Borrowings under the bank agreement are collateralized by inventories, accounts receivable, and fixed assets. Terms of the agreement require that the Company meet certain financial and other covenants. The Company was in compliance with, or had obtained a waiver of, all of its line of credit agreement covenants as of September 30, 1996.

The Company believes that cash generated from operations and borrowings available under its bank line of credit will be sufficient to fund its working capital and capital expenditure requirements for at least the next 12 months.

                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K:

       (a) Exhibit No.        Description

             27            Financial Data Schedule
                           (filed with electronic version only)

       (b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                AUDIO KING CORPORATION


November 11, 1996                               By:   /s/ H. G. Thorne
                                                H. G. Thorne
                                                President and Chief Executive
                                                Officer (principal executive
                                                officer)


November 11, 1996                               By: /s/ R. E. Thiner
                                                R. E. Thiner
                                                Sr. Vice President of Finance
                                                (principal financial and
                                                accounting officer)