Form 10-Q/A
period 1996-09-30
AUDIO KING CORP
filed 1996-11-19
CIK 814611

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q/A-1




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

                      AUDIO KING CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)


OPERATING ACTIVITIES:                                               1996                   1995
    Net income (loss)                                           $  (163,900)            $     4,600
    Adjustments required to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation and amortization                               286,100                 220,000
        Changes in operating assets and liabilities:
           Accounts receivable                                      903,800                (571,000)
           Inventories                                             (436,000)               (391,800)
           Prepaid income taxes and other                           (66,100)               (328,000)
           Accounts payable                                         968,600               2,387,700
           Accrued liabilities                                     (101,100)                449,000
           Net cash provided by operating activities              1,391,400               1,770,500

INVESTING ACTIVITIES:
    Purchases of property and equipment                             (17,800)               (777,600)

FINANCING ACTIVITIES:

    Change in deferred lease incentives                              32,600                  20,200
    Net repayments under line-of-credit agreement                (1,375,000)             (1,175,000)
    Net borrowings (repayments)
       under capital lease obligations                               (6,200)                156,600
    Sale of common stock and exercise of stock options                  900                  16,100
    Net cash used for financing activities                       (1,347,700)               (982,100)

NET  INCREASE IN CASH                                                25,900                  10,800

CASH, beginning of period                                             6,600                  28,600

CASH, end of period                                             $    32,500             $    39,400


Additional supplementary cash flow information is as follows:
     Interest paid                                              $   159,500             $   102,000
     Income taxes paid, net of refunds received                        --                   110,000



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


                                                AUDIO KING CORPORATION


November 19, 1996                               By:   /s/ H. G. Thorne
                                                H. G. Thorne
                                                President and Chief Executive
                                                Officer (principal executive
                                                officer)


November 19, 1996                               By: /s/ R. E. Thiner
                                                R. E. Thiner
                                                Sr. Vice President of Finance
                                                (principal financial and
                                                accounting officer)