Form 10-Q
period 1996-12-31
AUDIO KING CORP
filed 1997-02-12
CIK 814611

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




[X] Quarterly Report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.


      Class                                Outstanding at February 1, 1997
Common Stock, $.001 par value                          2,798,613

                         PART I - FINANCIAL INFORMATION



Item 1.    Financial Statements


                     AUDIO KING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (Unaudited)

                                             December 31, 1996     June 30, 1996
                                              ---------------      -------------
CURRENT ASSETS:

Cash and cash equivalents                        $     11,400      $      6,600

Accounts receivable, net of allowance
of $218,000 and $161,100                            3,790,100         3,340,100

Inventories                                        10,040,800         8,727,400

Prepaid income taxes and other                        627,000           341,900
                                              ---------------      -------------

Total current assets                               14,469,300        12,416,000
                                              ---------------      -------------

PROPERTY AND EQUIPMENT, at cost:

Building                                              960,800           960,800

Furniture, fixtures, and equipment                  3,741,000         3,690,000

Leasehold improvements                              5,495,800         5,494,200

Accumulated depreciation and
 amortization                                      (3,638,700)       (3,094,200)
                                              ---------------      -------------

Net property and equipment                          6,558,900         7,050,800
                                              ---------------      -------------


OTHER ASSETS, principally goodwill                  1,393,500         1,413,100
                                              ---------------      -------------


TOTAL ASSETS                                     $ 22,421,700      $ 20,879,900
                                              ===============      =============





     See accompanying notes to condensed consolidated financial statements.

                     AUDIO KING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                   December 31, 1996  June 30, 1996
                                                    ---------------   -------------
CURRENT LIABILITIES:

Accounts payable                                        $ 6,256,400   $ 4,074,300
Current portion of long-term obligations                    535,500       536,500
Accrued liabilities                                       2,298,100     1,355,800
                                                    ---------------   -------------

Total current liabilities                                 9,090,000     5,966,600

LONG-TERM OBLIGATIONS, less current portion               5,908,400     7,749,800

OTHER LIABILITIES,
primarily deferred lease incentives                         650,100       584,800
                                                    ---------------   -------------

TOTAL LIABILITIES                                        15,648,500    14,301,200
                                                    ---------------   -------------


SHAREHOLDERS' EQUITY:

Preferred stock, 6,000,000 shares authorized;
no shares issued and outstanding -
Common stock, $.001 par, 20,000,000 shares authorized;
2,775,980 and 2,774,980 issued and outstanding                2,800         2,800
Additional paid-in capital                                4,560,100     4,559,200
Retained earnings                                         2,210,300     2,016,700
                                                    ---------------   -------------

Total shareholders' equity                                6,773,200     6,578,700
                                                    ---------------   -------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                    $22,421,700   $20,879,900
                                                    ===============   =============




     See accompanying notes to condensed consolidated financial statements.

                     AUDIO KING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended December 31,         Six Months Ended December 31,
                                                 -------------------------------         -----------------------------
                                                     1996              1995                    1996              1995
                                                     ----              ----                    ----              ----
NET SALES                                        $ 19,187,300      $ 19,660,700            $ 35,348,000     $ 34,996,400
COST OF MERCHANDISE SOLD                           12,259,500        12,138,700              22,614,800       21,785,400
                                                  -----------       -----------             -----------      -----------

   Gross Profit                                     6,927,800         7,522,000              12,733,200       13,211,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                             6,146,300         6,621,500              12,075,100       12,200,300
                                                  -----------       -----------             -----------      -----------

   Operating Income                                   781,500           900,500                 658,100        1,010,700

INTEREST EXPENSE, net                                 165,000           137,000                 324,500          239,300
                                                  -----------       -----------             -----------      -----------

   Income before income taxes                         616,500           763,500                 333,600          771,400

INCOME TAX PROVISION                                  259,000           320,700                 140,000          324,000
                                                  -----------       -----------             -----------      -----------

NET INCOME                                          $ 357,500         $ 442,800               $ 193,600        $ 447,400
                                                  ===========       ===========             ===========      ===========

NET INCOME PER SHARE                                    $ .13             $ .16                   $ .07            $ .16
                                                  ===========       ===========             ===========      ===========


Weighted average shares of common
    stock and common stock
    equivalents outstanding                         2,836,067         2,779,678               2,813,411       2,770,649
                                                  ===========       ===========             ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                     AUDIO KING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (Unaudited)


OPERATING ACTIVITIES:                                                1996                     1995
                                                                     ----                     ----
  Net income                                                    $   193,600               $   447,400
  Adjustments required to reconcile net income to net
    cash (used for) provided by operating activities:
      Depreciation and amortization                                 564,100                   654,100
      Changes in operating assets and liabilities:
        Accounts receivable                                        (450,000)               (2,583,300)
        Inventories                                              (1,313,400)               (2,203,000)
        Prepaid income taxes and other                             (285,100)                 (130,000)
        Accounts payable                                          2,182,100                 2,037,600
        Accrued liabilities                                         942,300                   767,800
                                                                 ----------                 ---------
  Net cash (used for) provided by operating activities            1,833,600                (1,009,400)
                                                                 ----------                 ---------

INVESTING ACTIVITIES:

  Purchases of property and equipment                               (52,600)               (1,818,800)
                                                                 ----------                 ---------
FINANCING ACTIVITIES:

  Change in deferred lease incentives                                65,300                   176,500
  Net borrowings (repayments) under bank credit agreements       (1,825,000)                2,575,000
  Net borrowings (repayments) under capital lease obligations       (17,400)                   56,300
  Sale of common stock and exercise of stock options                    900                    12,000
                                                                 ----------                 ---------
  Net cash (used for) provided by financing activities           (1,776,200)                2,819,800
                                                                 ----------                 ---------

Net Increase (Decrease) in Cash and Cash Equivalents                  4,800                    (8,400)
Cash and Cash Equivalents, beginning of period                        6,600                    28,600
                                                                 ----------                 ---------
Cash and Cash Equivalents, end of period                        $    11,400               $    20,200
                                                                 ==========                 =========

Additional supplementary cash flow information is as follows:
    Interest paid                                               $   327,900               $   239,000
    Income taxes paid, net of refunds received                         --                     120,000
                                                                 ==========                 =========







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

     Operating results for the interim periods may not be necessarily indicative of the operating results to be expected for the full fiscal year, since the Company's business is seasonal with higher net sales occurring in the Company's second quarter.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the three-month period ended December 31, 1996 were approximately $19,187,300, a decrease of 2.4% from net sales of approximately $19,660,700 for the same period in the prior year. Net sales for the six-month period ended December 31, 1996 were approximately $35,348,000, an increase of 1.0% from net sales of approximately $34,996,400 for the same period in the prior year. Comparable store sales decreased 4% for the second quarter ended December 31, 1996 and decreased 1% for the six-month period ended December 31, 1996 over the same periods last year. Management believes the decrease in comparable store sales was due to the competitive nature of the consumer electronics industry and the overall consumer spending levels during the past holiday season.

Seasonality is a factor in the Company's results of operations on a quarterly basis. Net sales for the Company's first and fourth quarters historically have represented the weakest sales quarters of the year. The Company's second quarter which ended December 31 is typically the strongest quarter, due to the higher demand associated with the holiday season.

Gross profit for the three-month period ended December 31, 1996, decreased 7.9% to approximately $6,927,800 from approximately $7,522,000 for the corresponding period of the prior year. Gross profit, as a percent of net sales, was 36.1% for the three-month period ended December 31, 1996 compared to 38.3% for the corresponding period of the prior year. For the six-month period ended December 31, 1996, gross profit decreased 3.6% to approximately $12,733,200 from approximately $13,211,000 for the same period in the prior year. Gross profit as a percent of net sales for the six-month period ended December 31, 1996, was 36.0% compared to 37.7% for the same period in the prior year. The decrease in gross margin percentage was due primarily to higher levels of promotion pricing coupled with continued deflation of prices in the consumer electronics industry.

Selling, general, and administrative expenses for the three-month period ended December 31, 1996 decreased as a percent of net sales to 32.0% from 33.7% for the comparable three-month period of the preceding year. Selling, general, and administrative expenses for the three-month period ended December 31, 1996 decreased approximately 7.1%, or $475,000, over the comparable prior period due primarily to decreases in advertising, depreciation, and salaries and benefits.

For the six-month period ended December 31, 1996, selling, general, and administrative expenses as a percent of net sales decreased to 34.2% from 34.9% in the same period in the prior year. Selling, general, and administrative expenses for the six-month period ended December 31, 1996 decreased approximately 1.0% or $125,000 over the comparable period in the prior year. The decreases in selling, general, and administrative expenses are due primarily to higher depreciation expense in the prior year due to writing off leasehold improvements related to the Edina remodeling and a decrease in advertising expense in the current period.

Interest expense for the three-month period ended December 31, 1996 was approximately $165,000 compared to approximately $137,000 in the comparable period in the prior year. For the six-month period ended December 31, 1996 interest expense was approximately $324,500 compared to approximately $239,300 for the same period in the prior year.

The Company's effective income tax rate was estimated at 42% for the purpose of recording the income tax effects for the three and six months ended December 31, 1996 and 1995.

Financial Condition

During the six-month period ended December 31, 1996, cash of approximately $1,831,400 was provided by operations compared to approximately $1,009,400 used by operations in the comparable period the prior year. Capital expenditures for the six month period were approximately $52,600 principally for the purchase of computers and other equipment.

Working capital at December 31, 1996 was approximately $5,379,300 as compared to approximately $6,449,400 at June 30, 1996. The current ratio was 1.6 to 1 as of December 31, 1996 and 2.1 to 1 as of June 30, 1996. The decrease in working capital was attributable primarily to an increase in inventory levels and accounts payable. Inventories increased to $10,040,800 at December 31, 1996, a more typical level at the close of the calendar year, from $8,727,400 at June 30, 1996. Inventory at December 31, 1995, was $10,601,000.

The Company maintains a credit agreement which provides for two credit facilities. The first facility is a working capital line of credit which provides for up to $6,500,000 in borrowings and bears interest at the bank's reference rate or at the adjusted certificate of deposit rate plus 2%, at the Company's option. Outstanding advances on the working capital line of credit as of December 31, 1996 were $2,650,000. The second credit facility is a term loan of $2,750,000 and bears interest at the bank's reference rate plus 0.25% or at the adjusted certificate of deposit rate plus 2.25%, at the Company's option.

Borrowings under the bank agreement are collateralized by inventories, accounts receivable, and fixed assets. Terms of the agreement require that the Company meet certain financial and other covenants. The Company was in compliance with the line of credit agreement covenants as of December 31, 1996.

The Company believes that cash generated from operations and borrowings available under its bank line of credit will be sufficient to fund its working capital and capital expenditure requirements for at least the next 12 months.

                          PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a vote of Security Holders

     (a)  The Company held its Annual Meeting on November 13, 1996.

     (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed on the proxy statement, and all of such nominees were elected.

     (c) By a vote of 2,527,760 shares in favor, with 23,500 shares against and 1,950 shares abstaining, the shareholders set the number of directors to be elected at five (5).

     (d) The following persons were elected to serve as directors of the Company until the next Annual Meeting of shareholders by the votes indicated:

Nominee                      Number of Votes For       Number of Votes Withheld

Randel S. Carlock                  2,522,510                     30,700
Henry G. Thorne                    2,522,510                     30,700
Sherman A. Swenson                 2,524,610                     28,600
Barry R. Rubin                     2,524,710                     28,500
Gary S. Kohler                     2,524,710                     28,500


Item 6. Exhibits and Reports on Form 8-K:

     (a)  Exhibit No.         Description

           27        Financial Data Schedule(filed with electronic version only)

     (b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 AUDIO KING CORPORATION


February 10, 1997                               By: /s/ H. G. Thorne
                                                 H. G. Thorne
                                                 President and Chief Executive
                                                 Officer (principal executive
                                                  officer)


February 10, 1997                               By: /s/ R. E. Thiner
                                                 R. E. Thiner
                                                 Sr. Vice President of Finance
                                                 (principal financial and
                                                 accounting officer)