Form 10-Q
period 1997-03-31
AUDIO KING CORP
filed 1997-05-13
CIK 814611

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




[X] Quarterly Report under section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

[   ]  Transition Report pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934 for the transition period from          to         .
                                                          ----------  ---------

       Commission File Number 0-16154


                             AUDIO KING CORPORATION
             (Exact name of registrant as specified in its charter)


        Minnesota                                      41-1565405
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.


                  Class                         Outstanding at May  1, 1997

     Common Stock, $.001 par value                        2,798,613

                         PART I - FINANCIAL INFORMATION




Item 1.    Financial Statements


                     AUDIO KING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (Unaudited)

                                                              March 31, 1997   June 30, 1996
                                                               ------------    ------------
CURRENT ASSETS:

         Cash and cash equivalents                             $      7,100    $      6,600
         Accounts receivable, net of allowance
            of $97,700 and $161,100                               2,057,300       3,340,100
         Inventories                                              9,641,400       8,727,400
         Prepaid  income taxes and other                            403,300         341,900
                                                               ------------    ------------

         Total current assets                                    12,109,100      12,416,000
                                                               ------------    ------------

PROPERTY AND EQUIPMENT, at cost:

         Building                                                   960,800         960,800
         Furniture, fixtures, and equipment                       3,315,300       3,690,000
         Leasehold improvements                                   5,135,200       5,494,200
         Accumulated depreciation and amortization               (3,109,700)     (3,094,200)
                                                               ------------    ------------

         Net  property and equipment                              6,301,600       7,050,800
                                                               ------------    ------------


OTHER ASSETS, principally goodwill                                1,374,200       1,413,100
                                                               ------------    ------------


             TOTAL ASSETS                                      $ 19,784,900    $ 20,879,900
                                                               ============    ============



     See accompanying notes to condensed consolidated financial statements.

                     AUDIO KING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                    March 31, 1997 June 30, 1996
                                                                      -----------   -----------
CURRENT LIABILITIES:

         Accounts payable                                             $ 3,898,200   $ 4,074,300
         Current portion of long-term obligations                         537,800       536,500
         Accrued liabilities                                            1,679,100     1,355,800
                                                                      -----------   -----------

         Total current liabilities                                      6,115,100     5,966,600

LONG-TERM OBLIGATIONS, less current portion                             6,470,400     7,749,800

OTHER LIABILITIES,
         primarily deferred lease incentives                              683,900       584,800
                                                                      -----------   -----------

         TOTAL LIABILITIES                                             13,269,400    14,301,200
                                                                      -----------   -----------

SHAREHOLDERS' EQUITY:

         Preferred stock, 6,000,000 shares authorized;
             no shares issued and outstanding                                --            --
         Common stock, $.001 par, 6,000,000 shares authorized;
            2,798,613 and 2,774,980 issued and outstanding                  2,800         2,800
         Additional paid-in capital                                     4,581,700     4,559,200
         Retained earnings                                              1,931,000     2,016,700
                                                                      -----------   -----------

         Total shareholders' equity                                     6,515,500     6,578,700
                                                                      -----------   -----------

         TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY                                     $19,784,900   $20,879,900
                                                                      ===========   ===========








     See accompanying notes to condensed consolidated financial statements.

                     AUDIO KING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended March 31,     Nine Months Ended March 31,
                                                1997           1996            1997            1996   .
                                           ------------    ------------   ------------    ------------

NET SALES                                  $ 14,950,300    $ 16,220,400   $ 50,298,300    $ 51,216,800
COST OF MERCHANDISE SOLD                      9,166,900      10,115,300     31,781,700      31,900,700
                                           ------------    ------------   ------------    ------------

       Gross Profit                           5,783,400       6,105,100     18,516,600      19,316,100

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     6,190,400       6,398,600     18,265,400      18,598,900

OTHER INCOME                                          0         575,000              0         575,000
                                           ------------    ------------   ------------    ------------

       Operating Income (Loss)                 (407,000)        281,500        251,200       1,292,200

INTEREST EXPENSE, net                           144,400         152,200        468,900         391,500
                                           ------------    ------------   ------------    ------------

       Income (Loss) before income taxes       (551,400)        129,300       (217,700)        900,700

INCOME TAX PROVISION (BENEFIT)                 (272,000)         54,000       (132,000)        378,000
                                           ------------    ------------   ------------    ------------

NET INCOME (LOSS)                          $   (279,400)   $     75,300   $    (85,700)   $    522,700
                                           ============    ============   ============    ============
NET INCOME (LOSS) PER SHARE                $      (0.10)   $       0.03   $      (0.03)   $       0.19
                                           ============    ============   ============    ============

Weighted average shares of common
         stock and common stock
         equivalents outstanding              2,811,950       2,802,539      2,827,382       2,778,145
                                           ============    ============   ============    ============









     See accompanying notes to condensed consolidated financial statements.

                     AUDIO KING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)


OPERATING ACTIVITIES:                                                    1997          1996
                                                                    -----------    -----------
      Net income (loss)                                             $   (85,700)   $   522,700
      Adjustments required to reconcile net
        income (loss) to net cash (used for)
           provided by operating activities:
                Depreciation and amortization                           846,100        985,700
                Changes in operating assets and liabilities:
                   Accounts receivable                                1,282,800       (600,900)
                   Inventories                                         (914,000)    (1,691,000)
                   Prepaid income taxes and other                       (61,400)      (351,300)
                   Accounts payable                                    (176,100)       531,200
                   Accrued liabilities                                  323,300        531,800
                                                                    -----------    -----------
      Net cash (used for) provided by operating activities            1,215,000        (71,800)
                                                                    -----------    -----------

INVESTING ACTIVITIES:
      Purchases of property and equipment                               (58,000)    (2,910,700)
                                                                    -----------    -----------

FINANCING ACTIVITIES:

      Change in deferred lease incentives                                99,100        140,500
      Net borrowings (repayments) under bank credit agreements       (1,250,000)     2,750,000
      Net borrowings (repayments) under capital lease obligations       (28,100)        65,600
      Sale of common stock and exercise of stock options                 22,500         12,000
                                                                    -----------    -----------
      Net cash (used for) provided by financing activities           (1,156,500)     2,968,100
                                                                    -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                        500        (14,400)
Cash and Cash Equivalents, beginning of period                            6,600         28,600
                                                                    -----------    -----------
Cash and Cash Equivalents, end of period                            $     7,100    $    14,200
                                                                    ===========    ===========

Additional supplementary cash flow information is as follows:
         Interest paid                                              $   472,900    $   392,000
         Income taxes paid, net of refunds received                    (294,200)       550,000
                                                                    ===========    ===========



     See accompanying notes to condensed consolidated financial statements.

                     AUDIO KING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)    Nature of Business

       The condensed consolidated financial statements have been prepared by Audio King Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended June 30, 1996, and the related notes thereto included in the Company's latest Annual Report on Form 10-K.

       Operating results for the interim periods may not be necessarily indicative of the operating results to be expected for the full fiscal year, since the Company's business is seasonal with higher net sales occurring in the Company's second quarter.

(2)    Pending Merger

       On March 4, 1997, the Company announced the signing of a definitive merger agreement pursuant to which Ultimate Electronics, Inc. (NASDAQ:
       ULTE) will acquire all the shares of the Company for stock and cash. The merger is subject to various conditions including approval by the Company's shareholders, registration of the Ultimate Electronics shares to be issued, final approval by Ultimate Electronics' bank and satisfaction of obligations under the Hart-Scott-Rodino Antitrust Improvements Act. The merger is expected to be completed by mid June.

(3)    Reclassifications

       Certain amounts in the financial statements for fiscal year 1996 have been reclassified to conform with the financial statement presentation for fiscal year 1997. These reclassifications have no effect on net income or shareholders' equity as previously reported.

(4)    Accounting Pronouncement

       During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 in fiscal 1998 and anticipates it will not have a material impact on the financial position or the results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the three-month period ended March 31, 1997, were approximately $14,950,300, a decrease of 7.8% from net sales of approximately $16,220,400 for the same period in the prior year. Net sales for the nine-month period ended March 31, 1997, were approximately $50,298,300, a decrease of 1.8% from net sales of approximately $51,216,800 for the same period in the prior year. Comparable store sales decreased 9% for the third quarter ended March 31, 1997, and decreased 4% for the nine-month period ended March 31, 1997, from the same periods last year. Management believes the decrease in comparable store sales was due to the competitive nature of the consumer electronics industry.

Seasonality is a factor in the Company's results of operations on a quarterly basis. The Company's second quarter which ends December 31 is typically the strongest quarter due to the higher demand associated with the holiday season.

Gross profit for the three-month period ended March 31, 1997, decreased 5.3% to approximately $5,783,400 from approximately $6,105,100 for the corresponding period of the prior year. Gross profit, as a percent of net sales, was 38.7% for the three-month period ended March 31, 1997, compared to 37.6% for the corresponding period of the prior year. For the nine-month period ended March 31, 1997, gross profit decreased 4.1% to approximately $18,516,600 from approximately $19,316,100 for the same period in the prior year. Gross profit as a percent of net sales for the nine-month period ended March 31, 1997, was 36.8% compared to 37.7% for the same period in the prior year. The fluctuation in gross margin percentage was due primarily to varying levels of promotion pricing in the respective periods coupled with deflation of prices in the consumer electronics industry.

Selling, general, and administrative expenses for the three-month period ended March 31, 1997 increased as a percent of net sales to 41.4% from 39.4% for the comparable three-month period of the preceding year. This increase was primarily a result of a $175,000 settlement in a dispute with a former landlord over renovation expenses at a retail location vacated by the Company in 1995 and to professional and other expenses totaling approximately $130,000 in connection with the pending merger of the Company with Ultimate Electronics, Inc. Notwithstanding the increase as a percentage of sales, selling, general, and administrative expenses for the three-month period ended March 31, 1997, decreased approximately 3.3%, or $208,200, over the comparable prior period due primarily to a decrease in finance charges related to consumer financing and payroll expense.

For the nine-month period ended March 31, 1996, selling, general, and administrative expenses as a percent of net sales remained constant at 36.3% compared to the same period in the prior year. Selling, general, and administrative expenses for the nine-month period ended March 31, 1997 decreased approximately $333,500 over the comparable period in the prior year due primarily to a decrease in finance charges related to consumer financing and payroll expense.

In the third quarter ended March 31, 1996, the Company recorded other income of $575,000 as a result of revising an agreement related to cellular telephone sales commission to provide for receiving commissions at the time of the sale. The previous contract provided for receiving commissions over a period of time.

Interest expense for the three month period ended March 31, 1997, was approximately $144,400 compared to approximately $152,200 in the comparable period in the prior year. For the nine-month period ended March 31, 1997, interest expense was approximately $468,900 compared to approximately $391,500 for the same period in the prior year.

The Company's effective income tax rate was estimated at 42% for the purpose of recording the income tax effects for the six months ended December 31, 1996. In calculating the income tax benefit for the three month period ended March 31, 1997, the Company's effective tax rate was 49% as a result of recording a $40,000 benefit of a net operating loss carryback in the state of Iowa not previously recorded. The Company's blended effective tax rate for the nine months ended March 31, 1997, was 60% compared to 42% for the same period in the prior year.

Financial Condition

During the nine-month period ended March 31, 1997, cash of approximately $1,215,000 was provided by operations compared to cash of approximately $71,800 used by operations in the comparable period the prior year. Capital expenditures for the nine-month period were approximately $67,500 compared to $2,910,700 in the comparable period the prior year which included remodeling costs of two retail stores. Cash used for financing activities during the nine-month period ended March 31, 1997, was approximately $1,156,500 primarily as a result of bank debt repayments. During the comparable period in the prior year cash provided by financing activities was approximately $2,968,100 primarily as a result of bank borrowings to finance the cost of remodeling retail stores.

Working capital at March 31, 1997, was approximately $5,994,000 as compared to approximately $6,449,400 at June 30, 1996. The current ratio was 2.0 to 1 as of March 31, 1997, and 2.1 to 1 as of June 30, 1996.

The Company maintains a credit agreement which provides for two credit facilities. The first facility is a working capital line of credit which provides for up to $6,500,000 ($4,500,000 from March 1 through June 30) in borrowings and bears interest at the bank's reference rate or at the adjusted certificate of deposit rate plus 2%, at the Company's option. Outstanding advances on the working capital line of credit as of March 31, 1997, were $3,350,000. The second credit facility is a term loan of $2,625,000 and bears interest at the bank's reference rate plus 0.25% or at the adjusted certificate of deposit rate plus 2.25%, at the Company's option.

Borrowings under the bank agreement are collateralized by inventories, accounts receivable, and fixed assets. Terms of the agreement require that the Company meet certain financial and other covenants. At March 31, 1997, the Company was not in compliance with an earnings covenant and a cash flow coverage ratio covenant. The bank has granted waivers of these covenants.

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

                          PART II - OTHER INFORMATION




         Item 6.      Exhibits and Reports on Form 8-K:

                (a)   Exhibit No.     Description

                            27        Financial Data Schedule
                                      (filed with electronic version only)

                (b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      AUDIO KING CORPORATION


May 9, 1997                           By: /s/ H. G. Thorne
                                      H. G. Thorne
                                      President and Chief Executive
                                      Officer (principal executive officer)


May 9, 1997                           By: /s/ R. E. Thiner
                                      R. E. Thiner
                                      Sr. Vice President of Finance
                                      (principal financial and
                                      accounting officer)